Form 10-Q
period 1995-04-30
VAUGHN COMMUNICATIONS INC
filed 1995-06-14
CIK 808095

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For quarter ended     April 30, 1995
                 -----------------------
Commission file number     0-15424
                      ------------------

                          Vaughn Communications, Inc.
- --------------------------------------------------------------------------------
            Exact Name of Registration as Specified in its Charter)


              Minnesota                                 41-0626191
- --------------------------------------   ---------------------------------------
   (State or other jurisdiction of     .    (I.R.S. Employee Identification No.)
    incorporation or organization)

        5050 West 78th Street
        Minneapolis, Minnesota                            55435
- --------------------------------------   ---------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 612/832-3200
- --------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X    No
       -----    -----

Common Stock, $.10 Par Value - 3,111,560 outstanding shares as of May 31, 1994

                          VAUGHN COMMUNICATIONS, INC.

                                     INDEX


PART 1 - FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited)

              Condensed Balance Sheets - April 30, 1995 and January 31, 1995

              Condensed Statements of Operations - Three months ended April 30, 1995 and 1994

              Condensed Statements of Cash Flow - Three months ended April 30, 1995 and 1994

              Notes to Condensed Financial Statements - April 30, 1995

    Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K

Signatures

Exhibits

                          VAUGHN COMMUNICATIONS, INC.

                        PART 1 - FINANCIAL INFORMATION
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                       APRIL 30     JANUARY 31
                                                     -----------   ------------
                                                         1995          1995
                                                         ----          ----
ASSETS
  Current Assets
    Trade accounts receivable less allowance of
      $580,000 April 30, 1995 and $500,000 at
      January 31, 1995                               $10,725,787    $ 7,287,924
    Inventories                                        6,362,621      5,762,279
    Other                                              1,140,700        489,418
                                                     -----------   ------------
         Total Current Assets                         18,229,108     13,539,621

  Property, Plant and Equipment                       18,590,162     16,117,463
    Less accumulated depreciation                     10,208,168      9,650,652
                                                     -----------   ------------
                                                       8,381,994      6,466,811
  Intangible and Other Assets                          4,666,306      1,249,939
                                                     -----------   ------------
                                                     $31,277,408    $21,256,371
                                                     -----------   ------------
                                                     -----------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                 $ 3,559,989    $ 2,440,566
    Note payable to bank                               5,281,332      4,691,699
    Salaries, wages and payroll taxes                    255,540        302,123
    Current portion of long-term debt and capital
      lease obligations                                2,606,714      1,361,486
    Other                                              1,764,998        736,084
                                                     -----------   ------------
         Total Current Liabilities                    13,468,573      9,531,958

  Long-term Debt (less current portion)                6,438,824      2,173,662
  Capital Lease Obligations (less current portion)     1,257,398      1,109,130
  Deferred Taxes                                          38,870         21,178

  Shareholders' Equity
    Common stock par value $.10 per share:
      Authorized 20,000,000 shares; issued and
        outstanding April 30, 1995 - 3,102,895
        shares; January 31, 1995 - 2,832,298
        shares                                           310,289        283,230
    Additional paid-in capital                         4,754,904      3,576,020
    Retained earnings                                  5,008,550      4,561,193
                                                     -----------   ------------
         Total Shareholders' Equity                   10,073,743      8,420,443
                                                     -----------   ------------
                                                     $31,277,408    $21,256,371
                                                     -----------   ------------
                                                     -----------   ------------

Note: The balance sheet at January 31, 1995 has been derived from the audited financial statements at that date.
      See Notes to Financial Statements.

                          VAUGHN COMMUNICATIONS, INC.

                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED APRIL 30
                                                    ---------------------------
                                                         1995           1994
                                                         ----           ----
NET SALES                                             $12,373,415    $9,646,023
COSTS AND EXPENSES:
  Costs of Goods Sold                                   8,533,146     6,440,704
  Selling and Administrative                            2,984,748     2,338,677
  Interest                                                269,797       146,859
  Other (Income)                                           (8,577)       28,558
                                                      -----------    ----------
                                                       11,779,114     8,954,798
                                                      -----------    ----------
  Income from continuing operations before
    income tax                                            594,301       691,225
  Income taxes                                            245,000       270,000
                                                      -----------    ----------
  Income from continuing operations                   $   349,301    $  421,225

  Income from discontinued operations net of
    taxes                                                 --            500,161
                                                      -----------    ----------
         Net Income                                       349,301       921,386
                                                      -----------    ----------
                                                      -----------    ----------

INCOME PER COMMON SHARE:
  Continuing Operations                                      $.10          $.13
  Discontinued Operations                                 --                .16
                                                      -----------    ----------
         Net Income                                          $.10          $.29
                                                      -----------    ----------
                                                      -----------    ----------



                                          VAUGHN COMMUNICATIONS, INC.

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)


                                                                              Three Months Ended
                                                                                   April 30
                                                                         --------------------------
                                                                             1995          1994
                                                                             ----          ----
OPERATING ACTIVITIES
  Net Income                                                                $349,301      $921,386
  Adjustments to reconcile net income to cash provided by operations:
     Gain on sale of discontinued operations                                   --        (554,266)
     Depreciation and Amortization                                           705,352       519,089
     Receiveables                                                        (2,038,869)   (1,052,836)
     Inventories                                                            (34,457)       108,164
     Other Assets                                                             36,659     (129,237)
     Accounts Payable                                                        486,952     (551,144)
     Salaries, Wages and Payroll Taxes                                     (369,119)     (128,226)
     Other Liabilities                                                       242,937     (172,024)
                                                                            --------     ---------
        Net cash used in Operating Activities                              (621,244)   (1,039,094)

INVESTING ACTIVITIES
  Additions to Porperty, Plant and Equiment                                (683,340)     (240,320)
  Cash proceeds from sale of business unit                                     --          800,000
  Purchase of Business less cash acquired                                (5,327,601)
  Other                                                                       27,768         4,574
                                                                        ------------  ------------
        Net cash provided (used) in Investing Activities                 (5,983,173)       564,254

FINANCING ACTIVITIES
  Repayments of Long-Term Debt and Capital Leases                          (354,648)     (266,669)
  Borrowings under Revolver                                                  589,633       190,523
  Lease Financing of Equipment                                               163,488       519,015
  Increase in Bank Debt                                                    5,000,000
  Stock Issued in purchase of business                                     1,170,000
  Other                                                                       35,944        31,971
                                                                        ------------  ------------
        Net cash provided by Financing Activities                          6,604,417       474,840

  Change in cash                                                                 -0-           -0-

  Cash and cash equivalents at beginning of year                                 -0-           -0-
                                                                        ------------  ------------
  Cash and cash equivalents at end of period                           $         -0- $         -0-
                                                                        ------------  ------------
                                                                        ------------  ------------


                          VAUGHN COMMUNICATIONS, INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                APRIL 30, 1995

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ending January 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1995.

Note B - Discontinued Operations

On March 1, 1994, the Company sold the assets and operations of the operating unit of the Company involved in the manufacture and sale of flag, float and display products. The non-contingent selling price of $1,500,000 included $800,000 of cash and a note receivable of $700,000. The net book value of the assets sold included approximately $450,000 of inventory, $280,000 of fixed assets, and $150,000 of accounts receivable. The gain on the sale after settlement costs was approximately $554,000. The tax liability on the gain was offset by capital loss carryforwards the Company has available.

Summarized results of operations data of the discontinued operations are as follows:

                                                        YEAR ENDED
                                                     JANUARY 31, 1994
                                                     ----------------
         Net Sales                                        $2,904

         Cost of Sales                                     2,037
         Selling and Administrative                          722
         Other                                                29
                                                     -------------
         Operating Income before taxes                       116
         Income taxes                                         43
                                                     -------------
         Net Earnings from discontinued operations        $   73
                                                     -------------
                                                     -------------

Note C - Acquisition of Centercom

On April 4, 1995, the Company completed the acquisition of all the capital stock of Centercom, Inc. and Centercom South, inc. (collectively
"Centercom"). The effective date of acquisition was April 1, 1995, and will be accounted for as a purchase.

The purchase price was $6,420,000 including $5,250,000 of cash and 180,000 shares of Vaughn Communications, Inc. common stock valued at $1,170,000. In addition, the selling shareholders of Centercom collectively will be paid $200,000 a year for seven years under non-compete and consulting agreements.

To fund the transaction, the Company entered into a new $13,000,000 credit facility with its bank. The new agreement provides for $5,000,000 of long-term financing to be used for the Centercom acquisition. This long-term debt has quarterly principal repayments and an interest rate of 1/4% over the prime rate. The remaining $8,000,000 (at the prime interest rate) revolving credit facility is to be used to finance working capital. $3,000,000 of the revolving credit facility is available for long-term financing to replace existing debt or finance new equipment purchases, of which $850,000 has been applied to repay a like amount of Centercom long-term debt.

Centercom is a videotape duplicator with facilities in Milwaukee, Wisconsin, Chicago, Illinois, and Tampa, Florida. Its sales for the fiscal years ended June 30, 1994 and 1993 were $8,700,000 and $7,700,000 respectively, while net income for the same period were $645,000 and $412,000. The pro forma unaudited results of operations for the three months ended April 30, 1994, assuming consummation of the purchase as of February 1, 1994 are as follows:


                                          THREE MONTHS ENDED APRIL 30
                                          ---------------------------
                                               1995          1994
                                               ----          ----
         Net Sales                         $14,183,185   $11,898,737
         Net Income                            426,949       431,586
         Net Income per Common Share               .12           .13

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net sales increased 28% in the first quarter of 1995 to $12,337,000, up $2,700,000 over the first quarter of 1994. This growth, however, did not result in increased operating profit, as a decrease in gross margins from 33% to 31%, additional expenses associated with the acquisition of Centercom, Inc., and an increase in interest expense resulted in a 14% decrease in pretax profit from $691,000 to $594,000 in 1995. The Company's tax rate increased from 39% in 1994 to 41% in 1995, due to the nondeductability of certain expenses resulting from the Centercom acquisition. The contribution each division made to these results is discussed below.

Communications Division

The Communications division's net revenues of $10,080,000 in the first quarter of 1995 were $2,350,000 or 30% higher than the previous year's first quarter. Included in this increase was approximately $950,000 of revenue from Centercom, which was acquired April 1, 1995 (See Note C). Excluding the additional sales from the acquisition, revenues increased by 18% for the quarter.

Gross margins as a percentage of sales decreased from 34% last year to 31% for the current year due to higher material costs. Management has selectively increased prices to pass on some of the material cost increase to its customers. In addition to price increases, management is also putting in place methods of cost containment including the direct importing of raw materials from overseas suppliers.

As a percentage of net sales, operating expenses increased from 24% to 25% for the first quarter of 1995. The increase was due in part to additional costs associated with the Centercom acquisition, including $43,000 of goodwill amortization and non-compete payments.

Interest expense increased from approximately $82,000 in 1994 to $194,000 for 1995. The increase was due to higher bank interest rates which directly affect the Company's borrowing cost, and increased levels of borrowings on the Company's line of credit, which is used for operating purposes. Also, there was an increase in bank term debt of $5,000,000 to finance the Centercom acquisition which resulted in approximately $38,000 of additional interest expense.

Pre-tax income for the first quarter of 1995 decreased by 30% to $470,000. The decrease is due to increases in operating expenses and interest expenses, and the decline in the gross margin.

Products Division

Sales from the Products Division increased 20% in the first quarter of 1995, from $1,916,000 in 1994 to $2,293,000. The increase was attributable to improved sales efforts and an increase in the products offerings.

Gross margins as a percentage of sales decreased slightly from 29.9% in the first quarter of 1994 to 29.3% in 1995 due to increases in the cost of raw materials.

The increase in sales and the resultant leveraging of fixed operating expenses contributed to a decrease in operating expenses compared to net sales from 26% in 1994 to 23% in 1995.

The increase in sales, the relative stability in gross margins and the leveraging of fixed expenses resulted in a 161% increase in pretax profit from $48,000 in the first quarter of 1994 to $124,000 in 1995.

Discontinued Operations

The discontinued operations resulted from the Company's sale of the operating unit involved in the manufacture and sale of flag, float and display products. The sale was completed on March 1, 1994 and the net gain on the sale was approximately $554,000.

Acquisition of Centercom

On April 4, 1995 the Company acquired the capital stock of Centercom, Inc. and Centercom South, Inc. (collectively "Centercom"), a videotape duplicator with facilities in Milwaukee, Wisconsin, Chicago, Illinois, and Tampa, Florida. The purchase price was $6,420,000 including $5,250,000 of cash and 180,000 shares of Vaughn Common Stock valued at $1,170,000. In addition, the selling shareholders of Centercom will be paid $200,000 a year for seven years under non-compete and consulting agreements.

For the fiscal years ended June 30, 1994 and 1993, Centercom had annual sales of $8,700,000 and $7,500,000, respectively, and net income of $649,000 and $415,000.

The cash consideration was made available under a new credit agreement with the Company's bank. The new agreement provides for $5,000,000 of long term financing to be used for the Centercom acquisition. The note has quarterly principal payments of $250,000 commencing July 1, 1995 and an interest rate of 1/4% over the prime rate. In addition, the agreement provides for a revolving credit facility of up to $8,000,000 (at the prime interest rate) to be used to finance working capital. $3,000,000 of the revolving facility is available for long-term financing to replace existing debt and to finance new equipment purchases. Of this amount, $850,000 was applied to repay a like amount of Centercom long-term debt. The interest rate on the long-term financing is 1/2% over the prime rate.

Liquidity and Sources of Capital

The Company used approximately $621,000 of cash in operating activities in the first quarter of 1995 compared to $1,039,000 used in the same period in 1994. The improvement in cash flow was largely affected by the $487,000 increase in accounts payable, and a $242,000 increase in other liabilities. Management closely monitors accounts payable to ensure that early payment discounts are utilized, but also preserves cash by ensuring that accounts are not paid before the negotiated due date. The cash flow generated from management of accounts payable was offset by an increase in accounts receivable due primarily to the increase in sales.

Approximately $6,000,000 was used in investing activities for the three months ended April 30, 1995. The largest portion of cash used was the acquisition of Centercom (see discussion above). The Company used its bank line of credit to provide $5,000,000 for the acquisition and approximately $590,000 for working capital needs.

The Company's principal sources of liquidity continue to be operating income, long-term borrowings secured by specific equipment, and its revolving credit facility. At April 30, 1995, approximately $1,145,000 of this facility was available and the Company believes that the liquidity provided by the sources described above will be adequate for its immediate foreseeable needs.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

    The following is a list of Exhibits filed herewith.

    NO.       DESCRIPTION
    ---       -----------
    11        Computation of Earnings per Share
    27        Financial Data Schedule

    (b)  Reports on Form 8-K

    On April 19, 1995, the Company filed with the Commission a report on Form 8-K dated April 17, 1995, reporting at Item 2 its acquisition of Centercom. Pursuant to Item 7 of this report on Form 8-K, the Company deferred filing Centercom's financial statements and combined pro forma financial information of the Company and Centercom until a date on or before June 18, 1995 when the same were expected to be available. On or about June 14, 1995, the Company filed Amendment No. 1 to this report on Form 8-K, filing at Item 7(a) the report of Richard A. Podraza, S.C., independent certified public accountant, dated September 9, 1994, with respect to the accompanying Combined Balance Sheets of Centercom, Inc. and its Affiliate, Centercom South, Inc., collectively "Centercom," as of June 30, 1994 and 1993, and the related Combined Statements of Income, Retained Earnings and Cash Flows of Centercom for each of the three years in the period ended June 30, 1994, together with the related Notes to Financial Statements. Amendment No. 1 also included at
Item 7(b) the following Pro Forma Combined Financial Statements (Unaudited) of the Company and Centercom: the Balance Sheet of the Company as of January 31, 1995, combined with that of Centercom as of March 31, 1995; and the respective Statements of Operations for the twelve months then ended, using the purchase method of accounting to reflect the acquisition of all the common stock of Centercom by the Company which occurred on April 4, 1995, as if, in the case of the Balance Sheet, the acquisition had occurred at January 31, 1995 and, in the case of the Statement of Operations, the acquisition had occurred on February 1, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto authorized.
                                               Vaughn Communications, Inc.
                                       -----------------------------------------

Date   June 10, 1995                /s/ M. Charles Reinhart
    --------------------     ---------------------------------------------------
                             M. Charles Reinhart
                             Secretary

Date   June 10, 1995                /s/ M. Charles Reinhart
    --------------------     ---------------------------------------------------
                             M. Charles Reinhart, Controller
                             (Principal Accounting Officer)