Form 10-Q
period 1995-07-31
VAUGHN COMMUNICATIONS INC
filed 1995-09-12
CIK 808095

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934




FOR QUARTER ENDED   JULY 31, 1995
                    --------------

COMMISSION FILE NUMBER   0-15424
                         -------



                           VAUGHN COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRATION AS SPECIFIED IN ITS CHARTER)

          MINNESOTA                                    41-0626191
--------------------------------------    ------------------------------------
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYEE IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


   5050 WEST 78TH STREET, MINNEAPOLIS, MINNESOTA                       55435
---------------------------------------------------------         -------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


                                  612/832-3200
-------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


-------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

     YES   X   NO
         ----     ----

COMMON STOCK, $.10 PAR VALUE 3,117,819 OUTSTANDING SHARES AS OF AUGUST 31, 1995.

                           VAUGHN COMMUNICATIONS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION


     ITEM 1.   Financial Statements (Unaudited)

               Condensed balance sheets - July 31, 1995 and January 31, 1995

               Condensed statements of operations - Three months ended July 31, 1995 and 1994; Six months ended July 31, 1995 and 1994

               Condensed statements of cash flow - Six months ended July 31, 1995 and 1994

               Notes to condensed financial statements - July 31, 1995


     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     ITEM 4.   Submission of Matters to a Vote of Security Holders


     ITEM 6.   Exhibits and Reports on Form 8-K

     Signatures

     Exhibits

                          PART 1-FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  July 31            January 31
                                                                               -----------          ----------
                                                                                   1995                1995
                                                                               -----------          ----------
ASSETS
  Current Assets
    Trade accounts receivable less allowance of $455,000                       $ 8,610,533         $ 7,287,924
      July 31, 1995 and $500,000 at January 31, 1995
    Inventories                                                                  6,975,813           5,762,279
    Other                                                                        1,240,511             489,418
                                                                               -----------         -----------
             Total Current Assets                                               16,826,857          13,539,621

    Property, Plant and Equipment                                               22,860,083          16,117,463
      Less accumulated depreciation                                             14,712,473           9,650,652
                                                                               -----------         -----------
                                                                                 8,147,610           6,466,811
    Intangible and Other Assets                                                  4,578,863           1,249,939
                                                                               -----------         -----------
                                                                               $29,553,330         $21,256,371
                                                                               -----------         -----------
                                                                               -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
      Accounts Payable                                                         $ 1,313,538         $ 2,440,566
      Note payable to bank                                                       5,255,547           4,691,699
      Salaries, wages and payroll taxes                                            270,111             302,123
      Current portion of long-term debt and capital lease obligations            2,620,859           1,361,486
      Other                                                                      2,025,156             736,084
                                                                               -----------         -----------
             Total Current Liabilities                                          11,485,211           9,531,958

    Long-term Debt (less current portion)                                        5,913,388           2,173,662
    Capital Lease Obligations (less current portion)                             1,484,872           1,109,130
    Deferred Taxes                                                                  38,870              21,178

    Shareholders' Equity
      Common stock par value $.10 per share:
          Authorized 20,000,000 shares; issued and outstanding July 31, 1995-
          3,113,666 shares; January 31, 1995 - 2,832,298 shares                    311,366             283,230
      Additional paid-in capital                                                 4,793,907           3,576,020
      Retained earnings                                                          5,525,716           4,561,193
                                                                               -----------         -----------
             Total Shareholders' Equity                                         10,630,989           8,420,443
                                                                               -----------         -----------
                                                                               $29,553,330         $21,256,371
                                                                               -----------         -----------
                                                                               -----------         -----------

Note: The balance sheet at January 31, 1995 has been derived from the audited financial statements at that date.
          See Notes to Financial Statements

                           VAUGHN COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended                  Six Months Ended
                                                                         July 31                            July 31
                                                                   --------------------               ---------------------
                                                                   1995            1994               1995            1994
                                                                   ----            ----               ----            ----
NET SALES                                                       $14,041,547    $10,377,834         $26,414,962    $20,023,857

COST AND EXPENSES:
     Costs of Goods Sold                                          9,375,570      7,024,234          17,908,716     13,464,938
     Selling and Administrative                                   3,371,856      2,542,308           6,356,604      4,880,985
     Interest                                                       376,148        182,173             645,945        329,032
     Other (Income)                                                     807         13,215              (7,770)        41,773
                                                                -----------     ----------         -----------    -----------
                                                                 13,124,381      9,761,930          24,903,495     18,716,728
                                                                -----------     ----------         -----------    -----------

     Income from continuing
     operations before income tax                                   917,166        615,904           1,511,467      1,307,129

     Income taxes                                                   400,000        230,000             645,000        500,000
                                                                -----------     ----------         -----------    -----------

     Income from
     continuing operations                                          517,166        385,904             866,467        807,129

     Income (loss) from
     discontinued operations
     net of taxes                                                        --         (2,823)                 --        497,338
                                                                -----------     ----------         -----------    -----------

                Net Income                                      $   517,166     $  383,081         $   866,467    $ 1,304,467
                                                                -----------     ----------         -----------    -----------
                                                                -----------     ----------         -----------    -----------

INCOME PER COMMON SHARE:

     Continuing Operations                                             $.15           $.12                $.25           $.25
     Discontinued Operations                                             --             --                   -            .16
                                                                       ----           ----               -----           ----
                Net Income                                             $.15           $.12                $.25           $.41
                                                                       ----           ----               -----           ----
                                                                       ----           ----               -----           ----

                           VAUGHN COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended July 31
                                                                                   -------------------------
                                                                                    1995               1994
                                                                                    ----               ----
OPERATING ACTIVITIES
    Net Income                                                                 $   866,467          $1,304,467
    Adjustments to reconcile net income to cash
    provided by operations
       Gain on sale of discontinued operations                                          --            (554,266)
       Depreciation and Amortization                                             1,499,454           1,041,067
       Receivables                                                                  63,807            (243,911)
       Inventories                                                                (647,649)           (530,675)
       Other Assets                                                                (50,574)            105,277
       Accounts Payable                                                         (1,759,499)           (440,116)
       Other Liabilities                                                           148,547            (592,296)
                                                                               -----------         -----------
            Net cash provided by (used in) Operating Activities                    120,553              89,547


INVESTING ACTIVITIES
    Additions to Property, Plant, and Equipment                                 (1,164,775)           (980,547)
    Cash proceeds from sale of business unit                                            --             800,000
    Purchase of Business less cash acquired                                     (5,327,601)                 --
    Other                                                                           36,928              12,774
                                                                               -----------         -----------
            Net cash used in Investing Activities                               (6,455,448)           (167,773)


FINANCING ACTIVITIES
    Repayments of Long-Term Debt and Capital Leases                             (1,084,944)           (668,975)
    Borrowings under Revolver                                                      563,848             126,321
    Lease Financing of Equipment                                                   609,967             558,055
    Increase in Bank Debt                                                        5,000,000                  --
    Stock Issued in Purchase of Business                                         1,170,000                  --
    Other                                                                           76,024              62,825
                                                                               -----------         -----------
            Net cash provided in Financing Activities                            6,334,895              78,226

            Increase (Decrease) in cash                                                 --                  --


    Cash and Cash Equivalents at beginning of year                                      --                  --
                                                                               -----------         -----------

             Cash and Cash Equivalents at end of period                        $        --          $       --
                                                                               -----------         -----------
                                                                               -----------         -----------

                           VAUGHN COMMUNICATIONS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  July 31, 1995


Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ending January 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ending January 31, 1995.


Note B - Discontinued Operations

On March 1, 1994, the Company sold the assets and operations of the operating unit of the Company involved in the manufacture and sale of flag, float and display products. The non-contingent selling price of $1,500,000 included $800,000 of cash and a note receivable of $700,000. The net book value of the assets sold included approximately $450,000 of inventory, $280,000 of fixed assets, and $150,000 of accounts receivable. The gain on the sale after settlement was approximately $554,000. The tax liability on the gain was offset by capital loss carryforwards the Company has available.

Summarized results of operations data of the discontinued operations are as follows:


                                                             Year Ended
                                                          January 31, 1994
                                                          ----------------
     Net Sales                                                  $2,904

     Cost of Sales                                               2,037
     Selling and Administrative                                    722
     Other                                                          29
                                                                ------
     Operating Income before taxes                                 116
     Income taxes                                                   43
                                                                ------
     Net Earnings from discontinued operations                  $   73
                                                                ------
                                                                ------

Note C - Acquisition of Centercom

On April 4, 1995, the Company completed the acquisition of all the capital stock of Centercom, Inc. and Centercom South, Inc. (collectively "Centercom"). The effective date of acquisition was April 1, 1995, and will be accounted for as a purchase.

The purchase price was $6,420,000 including $5,250,000 of cash and 180,000 shares of Vaughn Communications, Inc. common stock valued at $1,170,000. In addition, the selling shareholders of Centercom collectively will be paid $200,000 a year for seven years under non-complete and consulting agreements.

To fund the transaction, this Company entered into a new $13,000,000 credit facility with its bank. The new agreement provides for $5,000,000 of long-term financing to be used for the Centercom acquisition. This long-term debt has quarterly principal repayments and an interest rate of 1/4% over the prime rate. The remaining $8,000,000 (at the prime interest rate) revolving credit facility is to be used to finance working capital. Three million dollars ($3,000,000) of the revolving credit facility is available for long-term financing to replace existing debt or finance new equipment purchases, of which $850,000 has been applied to repay a like amount of Centercom long-term debt.

Centercom is a videotape duplicator with facilities in Milwaukee, Wisconsin; Chicago, Illinois; and Tampa, Florida. Its sales for the fiscal years ended June 30, 1994 and 1993 were $8,700,000 and $7,700,000 respectively, while net income for the same periods was $645,000 and $412,000. The proforma unaudited results of operations, assuming consummation of the purchase as of February 1, 1994 are as follows:


                                           Three Months Ended             Six Months Ended
                                                 July 31                       July 31
                                           ------------------             ----------------

                                          1995           1994           1995           1994
                                          ----           ----           ----           ----
     Net Sales                         $14,041,547    $12,540,996    $28,224,732    $24,439,733

     Net Income                        $   517,166    $   367,413    $   944,115    $   759,499

     Net Income per Common Share       $       .15    $       .11    $       .26    $       .23

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net sales increased 35% in the second quarter of 1995 to $14,042,000, an increase of $3,664,000 from the second quarter of 1994. For the first six months, revenues of $26,415,000 were $6,391,000, or 32% greater than the same period last year. Gross margins in the second quarter increased to 33%, compared to 31% in the first quarter. For the six months prior, the gross margin was 32% compared to 33% for the prior year. Operating expenses as a percentage of sales have remained at 24%, while interest expense for the first six months has increased by 96% to $646,000, primarily due to additional borrowings associated with the Centercom acquisition. The Company's tax rate has increased from 38% in 1994 to 43% in 1995 due to the nondeductability of certain expenses resulting from the Centercom acquisition. Net income increased 34% in the second quarter to $517,000, while for the first six months net income increased 7% to $866,000. The contribution each division made to these results is discussed below.

COMMUNICATIONS DIVISION

The Communications Division's net revenues for the second quarter of 1995 were $11,742,000, a 49% increase over last year's second quarter. For the first six months revenues were $21,822,000, a 40% increase over the previous year. The revenue increase is due to the inclusion of revenue from Centercom, which was acquired April 1, 1995 (See Note C) and a 19% increase in growth from preexisting operations.

Gross Margins as a percentage of sales increased from 31% in the first quarter of 1995 to 34% in the second quarter. The improvement reflects management's efforts to offset material cost increases by selectively increasing prices to its customers and by implementing cost containment programs. For the first six months of 1995, the gross margin was 33%, the same percentage as the comparable period last year.

Additional costs associated with the acquisition of Centercom have offset the Company's continued leveraging of its fixed operating costs with additional sales volume. As a result, operating expenses as a percentage of sales has remained at 25% for 1995 and 1994.

Interest expense increased in the first six months from $190,000 in 1994 to $490,000 in 1995. The increase was due to higher bank interest rates which directly affects the Company's borrowing cost, increased levels of borrowings on the Company's line of credit which is used for operating purposes, and an increase in the Company's bank term debt of $5,000,000 which was used to finance the Centercom acquisition.

The increase in sales and the improvement in the gross margins resulted in a 82% increase in pretax profit in the second quarter from $428,000 in 1994 to $780,000 in 1995.

PRODUCTS DIVISION

Revenues from the Products Division were $2,300,000 in the second quarter of 1995, an 8% decrease from the previous year. For the first six months of 1995 revenues were $4,593,000, a 4% increase.

Gross margins as a percentage of sales have declined for the first six months from 32% in 1994 to 30% in 1995 due primarily to increases in the cost of raw materials. Offsetting this decrease in gross margins was a slight decrease in operating expenses. Operating expenses as a percentage of sales decreased from 25% in 1994 to 23% in 1995.

These factors result in pretax income remaining relatively flat for the first six months at $267,000 in 1995 compared to $264,000 in 1994. For the second quarter, the decrease in sales resulted in a 34% decrease in pretax profit from $216,000 to $143,000.

DISCONTINUED OPERATIONS

The discontinued operations resulted from the Company's sale of the operating unit involved in the manufacture and sale of flag, float and display products. The sale was completed on March 1, 1994 and the net gain on the sale was approximately $554,000.

ACQUISITION OF CENTERCOM

On April 4, 1995 the Company acquired the capital stock of Centercom, Inc. and Centercom South, Inc. (collectively "Centercom"), a videotape duplicator with facilities in Milwaukee, Wisconsin; Chicago, Illinois; and Tampa, Florida. The purchase price was $6,420,000 including $5,250,000 of cash and 180,000 shares of Vaughn Common Stock valued at $1,170,000. In addition, the selling shareholders of Centercom will be paid $200,000 a year for seven years under non-compete and consulting agreements.

For the fiscal years ended June 30, 1994 and 1993, Centercom had annual sales of $8,700,000 and $7,500,000 respectively, and net income of $649,000 and $415,000.

The cash consideration was made available under a new credit agreement with the Company's bank. The new agreement provides for $5,000,000 of long-term financing to be used for the Centercom acquisition. The note has quarterly principal payments of $250,000 commencing July 1, 1995 and an interest rate of 1/4% over the prime rate. In addition, the agreement provides for a revolving credit facility of up to $8,000,000 (at the prime interest rate) to be used to finance working capital. Three million dollars ($3,000,000) of the revolving facility is available for long-term financing to replace existing debt and to finance new equipment purchases. Of this amount, $850,000 was applied to repay a like amount of Centercom long-term debt. The interest rate on the long-term financing is 1/2% over the prime rate.

LIQUIDITY AND SOURCES OF CAPITAL

The Company generated approximately $120,000 of cash from operating activities in the first six months of 1995. This is consistent with the amount generated in the first six months of 1994.

Approximately $6,500,000 was used in investing activities for the six months ended July 31, 1995. The largest portion of cash used was for the acquisition of Centercom (see discussion above). The Company used the bank line of credit to provide $5,000,000 for the acquisition and approximately $560,000 for working capital needs.

The Company's principal sources of liquidity continue to be operating income, long-term borrowing secured by specific equipment, and its revolving credit facility. At July 31, 1995, approximately $1,835,000 of this facility was available and the Company believes that the liquidity provided by the sources described above will be adequate for its immediate foreseeable needs.

                           PART II - OTHER INFORMATION

                           VAUGHN COMMUNICATION, INC.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Shareholders of Vaughn Communications, Inc. (the "Company") was held June 20, 1995. The Company's Board of Directors solicited proxies for the Meeting pursuant to its Proxy Statement dated May 19, 1995 (the "Proxy Statement") and in accordance with Regulation 14 under the Securities Exchange Act.

The following proposals, described in the Proxy Statement, were presented to the Shareholders and approved as follows:

1) Board nominees Jeffrey Johnson, Laurence F. LeJeune, and Harold G. Wahlquist were reelected by plurality vote (as set forth below) to serve as members of the Company's Board of Directors for three-year terms expiring at the 1998 Annual Meeting of Shareholders, and Robert Harmon for a one-year term expiring at the Annual Meeting of Shareholders in 1996, and until their successors are elected and have qualified. There was no solicitation in opposition.

                                            Votes           Votes
                                             For          Withheld
                                            -----         --------

               Robert Harmon             2,599,900          4,505
               Jeffrey Johnson           2,601,205          3,200
               Laurence F. LeJeune       2,600,905          3,500
               Harold G. Wahlquist       2,601,105          3,300

The remaining members of the Board of Directors were not elected at the 1995 Annual Meeting. Messrs. Roger F. Heegaard and William D. Smith continue to serve terms expiring at the 1996 Annual Meeting of Shareholders; Messrs. Rodney
P. Burwell, Michael R. Sill and E. David Willette continue to serve terms expiring at the 1997 Annual Meeting of Shareholders; and until their successors are elected and have qualified.

2) By the affirmative vote of 1,439,829 in favor and the negative vote of 108,714 against, with 27,309 abstentions, the Shareholders approved adoption by the Company of its 1995 Stock Option Plan which was previously adopted by the Board of Directors on April 18, 1995. The Plan provides for the issuance to selected management and key employees of up to 200,000 shares of authorized but unissued Common Stock pursuant to incentive stock options under Section 422 of the Internal Revenue Code and/or nonstatutory stock options not qualifying thereunder..

The shareholder actions summarized above are described in further detail in the Proxy Statement which is filed as Exhibit 22 to this 10-Q Report.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following is a list and Exhibit Index of the Exhibits filed herewith.



          NO.            DESCRIPTION

          (11)           Computation of earnings per share

          (22)           Copy of Proxy Statement dated May 19,
                         1995 for the Company's Annual Meeting
                         of Shareholder's held June 20, 1995
                         incorporated by reference to filing thereof on May 17, 1995

          (27)           Financial data schedule




          (b)  Reports on Form 8-K

               During the quarter ended July 31, 1995 for which this Form 10-Q is filed, the Company did not file with the Securities and Exchange Commission any current reports on Form 8-K

               On April 19, 1995 (amended by Amendment No. 1 thereto June 14,
               1995) the Company filed with the Commission a report on Form 8-K reporting its acquisition of Centercom which occurred on April 4, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto authorized.



                                    Vaughn Communications, Inc.
                         ----------------------------------------------------


Date
     -----------------        -----------------------------------
                              M. Charles Reinhart
                              Secretary


Date
     ----------------         -----------------------------------
                              M. Charles Reinhart, Controller
                              (Principal Accounting Officer)