Form 10-Q
period 1995-10-31
VAUGHN COMMUNICATIONS INC
filed 1995-12-12
CIK 808095

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      OCTOBER 31, 1995
                               ------------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_____________________________________TO_________

COMMISSION FILE NUMBER   0-15424
                            -------

                          VAUGHN COMMUNICATIONS, INC.
------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          MINNESOTA                                       41-0626191
-----------------------------------------   -----------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYEE IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)



    5050 WEST 78TH STREET,
    MINNEAPOLIS, MINNESOTA                                 55435
-----------------------------------------   -----------------------------------
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


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
     YES  X    NO
        -----    -----


COMMON STOCK, $.10  PAR VALUE 3,134,556 OUTSTANDING SHARES AS OF NOVEMBER 30,
1995.

                          VAUGHN COMMUNICATIONS, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION


   ITEM 1.    Financial Statements (Unaudited)

              Condensed balance sheets - October 31, 1995 and January 31, 1995

              Condensed statements of operations - Three months ended October 31,1995 and 1994; Nine months ended October 31, 1995 and 1994

              Condensed statements of cash flow - Nine months ended October 31, 1995 and 1994

              Notes to condensed financial statements - October 31, 1995


   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION


   ITEM 6.    Exhibits and Reports on Form 8-K


   Signatures

   Exhibits

                          PART 1-FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     October 31    January 31
                                                                     ----------    ----------
ASSETS                                                                  1995          1995
                                                                        ----          ----
Current Assets
   Trade accounts receivable less allowance of $495,000               $8,579,221    $7,287,924
      October 31, 1995 and $500,000 at January 31, 1995
   Inventories                                                         7,696,836     5,762,279
   Other                                                               1,443,116       489,418
                                                                     -----------   -----------
              Total Current Assets                                    17,719,173    13,539,621

 Property, plant and equipment                                        23,633,568    16,117,463
   Less accumulated depreciation                                      15,435,082     9,650,652
                                                                     -----------   -----------
                                                                       8,198,486     6,466,811
 Intangible and Other Assets                                           4,484,345     1,249,939
                                                                     -----------   -----------
                                                                     $30,402,004   $21,256,371
                                                                     -----------   -----------
                                                                     -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Accounts payable                                                   $3,106,972    $2,440,566
   Note payable to bank                                                3,587,688     4,691,699
   Salaries, wages and payroll taxes                                     304,487       302,123
   Current portion of long-term debt and capital lease obligations     2,577,134     1,361,486
   Other                                                               2,526,398       736,084
                                                                     -----------   -----------
              Total Current Liabilities                               12,102,679     9,531,958

 Long-term debt (less current portion)                                 5,269,325     2,173,662
 Capital lease obligations (less current portion)                      1,737,472     1,109,130
 Deferred taxes                                                           38,870        21,178

 Shareholders' Equity
   Common stock, par value $.10 per share:
      Authorized 20,000,000 shares; issued and outstanding
        October 31, 1995-3,132,909 shares; January 31, 1995
          - 2,832,298 shares                                             313,290       283,230
   Additional paid-in capital                                          4,828,830     3,576,020
   Retained earnings                                                   6,111,538     4,561,193
                                                                     -----------   -----------
              Total Shareholders' Equity                              11,253,658     8,420,443
                                                                     -----------   -----------
                                                                     $30,402,004   $21,256,371
                                                                     -----------   -----------
                                                                     -----------   -----------


  Note: The balance sheet at January 31, 1995 has been derived from the audited financial statements at that date.
                See Notes to Financial Statements

                          VAUGHN COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                          Three Months Ended            Nine Months Ended
                                              October 31                    October 31
                                              ----------                    ----------
                                           1995           1994           1995           1994
                                           ----           ----           ----           ----
NET SALES                              $14,879,359    $10,535,241    $41,294,321    $30,559,098

COST AND EXPENSES:
   Costs of Goods Sold                  10,058,097      7,272,408     27,966,813     20,737,346
   Selling and Administrative            3,434,694      2,469,168      9,791,298      7,350,153
   Interest                                342,513        174,287        988,458        503,319
   Other (Income)                            8,233         22,616            463         64,389
                                       -----------    -----------    -----------    -----------
                                        13,843,537      9,938,479     38,747,032     28,655,207
                                       -----------    -----------    -----------    -----------

   Income from continuing
   operations before income tax          1,035,822        596,762      2,547,289      1,903,891

   Income taxes                            450,000        230,000      1,095,000        730,000
                                       -----------    -----------    -----------    -----------


   Income from
   continuing operations                   585,822        366,762      1,452,289      1,173,891

   Income (loss) from
   discontinued operations
   net of taxes                                 -         (3,985)             -         493,353
                                       -----------    -----------    -----------    -----------

              Net Income                  $585,822       $362,777     $1,452,289     $1,667,244
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

INCOME PER COMMON SHARE:

   Continuing Operations                      $.17           $.11           $.42           $.36
   Discontinued Operations                       -              -              -            .15
                                              ----           ----           ----           ----
              Net Income                      $.17           $.11           $.42           $.51
                                              ----           ----           ----           ----
                                              ----           ----           ----           ----

                          VAUGHN COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Nine Months Ended October 31
                                                                         ----------------------------
                                                                              1995           1994
                                                                              ----           ----
OPERATING ACTIVITIES
      Net income                                                           $1,452,289    $1,667,244
      Adjustments to reconcile net income to cash
      provided by operations
        Gain on sale of discontinued operations                                     -     (554,266)
        Depreciation and amortization                                       2,303,532     1,592,921
        Receivables                                                            67,638   (1,144,522)
        Inventories                                                       (1,368,672)     (655,450)
        Other assets                                                        (225,698)      (11,344)
        Accounts payable                                                       33,925     (547,213)
        Other liabilities                                                     684,180      (90,420)
                                                                          -----------   -----------
                   Net cash provided by Operating Activities                2,947,194       256,950


INVESTING ACTIVITIES
      Additions to property, plant, and equipment                         (1,938,260)   (1,654,949)
      Cash proceeds from sale of business unit                                      -       800,000
      Purchase of business less cash acquired                             (5,327,601)             -
      Other                                                                    49,973       198,778
                                                                          -----------   -----------
                   Net cash used in Investing Activities                   (7,215,888)     (656,171)


FINANCING ACTIVITIES
      Repayments of long-term debt and capital leases                     (1,831,636)   (1,046,875)
      Borrowings (repayments) under revolver                              (1,104,011)       444,123
      Lease financing of equipment                                            921,471       924,881
      Increase in bank debt                                                 5,000,000             -
      Common stock issued in purchase of business                           1,170,000             -
      Other                                                                   112,870        77,092
                                                                          -----------   -----------
        Net cash provided in Financing Activities                           4,268,694       399,221
        Increase (Decrease) in cash                                               -0-           -0-


      Cash and Cash Equivalents at beginning of year                              -0-           -0-
                                                                          -----------   -----------

        Cash and Cash Equivalents at end of period                        $       -0-   $       -0-
                                                                          -----------   -----------
                                                                          -----------   -----------


                          VAUGHN COMMUNICATIONS, INC.

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               October 31, 1995



Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ending January 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1995.


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

Summarized results of operations data of the discontinued operations are as follows:


                                                Year Ended
                                             January 31, 1994
                                             ----------------
                                                 (000's)
     Net Sales                                   $2,904

     Cost of Sales                                2,037
     Selling and Administrative                     722
     Other                                           29
                                                 -------

     Operating Income before taxes                  116
     Income taxes                                    43
                                                 -------
     Net Earnings from discontinued operations   $   73
                                                 -------
                                                 -------

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

To fund the transaction, this Company entered into a new $13,000,000 credit facility with its bank. The new agreement provides for $5,000,000 of long-term financing was used for the Centercom acquisition. This long-term debt has quarterly principal repayments and an interest rate of 1/4% over the prime rate. The remaining $8,000,000 (at the prime interest rate) revolving credit facility is to be used to finance working capital. Three million dollars ($3,000,000) of the revolving credit facility is available for long-term financing to replace existing debt or finance new equipment purchases, of which $850,000 has been applied to repay a like amount of Centercom long-term debt.

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


                      Three Months Ended            Nine Months Ended
                      -------------------          ------------------
                           October 31                   October 31
                           ----------                   ----------

                     1995             1994          1995           1994
                     ----             ----          ----           ----
  Net Sales       $14,879,359     $13,397,712   $43,102,091    $37,837,445

  Net Income      $   585,822     $   561,896   $ 1,529,937    $ 1,321,395

  Net Income per
  Common Share           $.17            $.16          $.44           $.38


MANAGEMENT'S DISCUSSION AND ANALYSIS

Net sales increased 41% in the third quarter of 1995 to $14,879,000, an increase of $4,344,000 from the third quarter of 1994. For the first nine months, net sales of $41,294,000 were $10,735,000, or 35% greater than the same period last year. Gross margins in the third quarter were 32% in 1995 and 31% in 1994. Year-to-date gross margins have remained constant at 32%. Operating expenses as a percentage of sales for the first nine months have decreased slightly from 24% in 1994 to 23.7% in 1995, while interest expense has increased by 96% to $988,000, primarily due to additional borrowings associated with the Centercom acquisition. The Company's tax rate in the first nine months has increased from 38% in 1994 to 43% in 1995 due to the nondeductability of certain expenses resulting from the Centercom acquisition. Net income increased 60% in the third quarter to $586,000. Year-to-date, net income from continuing operations has increased 24%, from $1,174,000 in 1994 to $1,452,000 in 1995. The contribution each division made to these results is discussed below.

COMMUNICATIONS DIVISION

The Communications Division's sales for the third quarter of 1995 were $13,731,000, a 48% increase over last year's third quarter. For the first nine months sales were $35,552,000, a 43% increase over the previous year. The increase is due to the inclusion of revenue from Centercom, which was acquired April 1, 1995 (see Note C) and a 19% increase in growth from preexisting operations.

Gross margins as a percentage of sales have increased from 31% in the first quarter of 1995 to 34% in the third quarter of 1995. The improvement reflects management's efforts to offset material cost increases by selectively increasing prices to its customers and by implementing cost containment programs. For the first nine months of 1995, the gross margins of 33.1% were a slight improvement over last year's 32.6%. For the third quarter gross margins increased from 32% in 1994 to 34% in 1995.

Operating expenses as a percentage of sales have remained at 24% for the first nine months of 1995 and 1994, as additional costs associated with the acquisition of Centercom have been offset by the leveraging of fixed operating costs with additional sales volume.

Interest expense in the first nine months increased from $300,000 in 1994 to $775,000 in 1995. The increase was due to increased borrowings which were used to fund the Company's growth and an increase of $5,000,000 in bank debt used to finance the Centercom acquisition.

The increase in sales, and the improvement in gross margins, resulted in a 51% increase in pretax profit in the third quarter from $827,000 in 1994 to $1,252,000 in 1995. For the first nine months, pretax income has increased 30% to $2,502,000.

PRODUCTS DIVISION

Sales from the Products Division were $1,149,000 in the third quarter of 1995, a 6% decrease from the previous year's third quarter. For the first nine months of 1995 sales have increased 2% to $5,742,000. The Company's primary customers are gift shops in tourist areas, and management believes the flat sales reflect the overall market condition, not a loss of market share.

Gross margins have declined for the first nine months from 30% in 1994 to 27% in 1995 due primarily to increases in the cost of raw materials which had not been passed on to customers. For the third quarter, gross margins decreased from 23% in 1994 to 17% in 1995. The Company has increased its prices and expects the margins to increase in 1996. Offsetting the decrease in gross margins has been a decrease in operating expenses. As a percentage of sales, operating expenses have decreased from 28% in 1995 to 25% in 1995.

These factors result in pretax income remaining at $61,000 for the first nine months of 1995 and 1994. For the third quarter, the loss was $206,000 in 1995, compared to a loss of $202,000 in the previous year's third quarter.


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

LIQUIDITY AND SOURCES OF CAPITAL

The Company generated approximately $2,947,000 of cash from operating activities in the first nine months of 1995 compared to $257,000 in 1994. A portion of this cash was used to reduce the Company's bank debt by approximately $1,100,000.

Approximately $7,216,000 was used in investing activities for the first nine months of 1995. The largest portion of cash was used for the acquisition of Centercom (see discussion above). The Company used the bank line of credit to provide $5,000,000 for the acquisition.

The Company's principal sources of liquidity continue to be operating income, long-term borrowings secured by specific equipment, and its revolving credit facility. At October 31, 1995, approximately $3,900,000 of this facility was available and the Company believes that the liquidity provided by the sources described above will be adequate for its immediate foreseeable needs.

The Company continues to investigate future expansion and acquisition opportunities. As of October 31, 1995, no definitive agreements have been reached regarding any such activity.

                          PART II - OTHER INFORMATION

                          VAUGHN COMMUNICATION, INC.





Item 6.    Exhibits and Reports on Form 8-K

   (a)     Exhibits

           The following is a list and Exhibit Index of the Exhibits filed herewith.




   NO.        DESCRIPTION
 ----         ------------

   (11)       Computation of earnings per share

   (27)       Financial data schedule




   (b)     Reports on Form 8-K

           During the quarter ended October 31, 1995 for which this Form 10-Q is filed, the Company did not file with the Securities and Exchange Commission any current reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Vaughn Communications, Inc.
                               --------------------------------------------


Date
     -----------------        ---------------------------------------------
                              E. David Willette, CEO and Treasurer
                              (Principal Executive and Financial Officer)



Date
     -----------------        ---------------------------------------------
                                      M. Charles Reinhart, Controller
                                       (Principal Accounting Officer)

                          VAUGHN COMMUNICATIONS, INC.

                       COMPUTATION OF EARNINGS PER SHARE


                                                     Nine Months Ended             Three Months Ended
                                                         October 31                    October 31
                                                         ----------                    ----------
                                                     1995           1994          1995            1994
                                                     ----           ----          ----            ----
PRIMARY:
   Average shares outstanding                      3,055,951      2,787,314      3,127,040      2,808,853
   Net effect of dilutive stock options
      based on the treasury stock method
      using average market price                     390,017        426,221        411,082        441,941
                                                 -----------    -----------    -----------     ----------

               TOTAL                               3,445,968      3,213,535      3,538,122      3,250,795
                                                 -----------    -----------    -----------     ----------
                                                 -----------    -----------    -----------     ----------

   Income from continuing operations             $ 1,452,289    $ 1,173,891    $   585,822     $  366,762
   Income (loss) from discontinued
      operations (net of tax benefit)                      -        493,353             -          (3,985)
                                                 -----------    -----------    -----------     ----------
   Net Income                                    $ 1,452,289    $ 1,667,244    $   585,822     $  362,777
                                                 -----------    -----------    -----------     ----------
                                                 -----------    -----------    -----------     ----------

PER SHARE AMOUNTS:
   Income from continuing operations                  $  .42         $  .37         $  .17  $         .11
   Income from discontinued operations                     -            .15              -              -
                                                      ------         ------         ------         ------
                                                      $  .42         $  .52         $  .17         $  .11
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------

FULLY DILUTED:
   Average shares outstanding                      3,055,951      2,787,314      3,127,040      2,808,853
   Net effect of dilutive stock options
      based on the treasury stock method
      using the quarter-end market price
      if higher than average market price            419,621        481,786        411,138        472,538
                                                 -----------    -----------    -----------     ----------

               TOTAL                               3,475,572      3,269,100      3,538,178      3,281,391
                                                 -----------    -----------    -----------     ----------
                                                 -----------    -----------    -----------     ----------

   Income from continuing operations             $ 1,452,289    $ 1,173,891   $    585,822   $    366,762
   Income (loss) from discontinued
      operations (net of tax benefit)                      -        493,353               -       (3,985)
                                                 -----------    -----------    -----------     ----------
   Net Income                                    $ 1,452,289    $ 1,667,244   $    585,822   $    362,777
                                                 -----------    -----------    -----------     ----------
                                                 -----------    -----------    -----------     ----------


PER SHARE AMOUNTS:
   Income from continuing operations                  $  .42         $  .36         $  .17         $  .11
   Income from discontinued operations                     -            .15              -              -
                                                      ------         ------         ------         ------
                                                      $  .42         $  .51         $  .17         $  .11
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------


EXHIBIT 11