Form 10-K405
period 1996-01-31
VAUGHN COMMUNICATIONS INC
filed 1996-04-30
CIK 808095

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
(Mark One)
                                      FORM 10-K


 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: January 31, 1996
                                          OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                              ---------------------   --------------------------

Commission file number:  0-15424

                             VAUGHN COMMUNICATIONS, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Minnesota                                         41-0626191
- -------------------------------------            ------------------------------
    State or other jurisdiction of                       (IRS Employer
    incorporation or organization                        Identification No.)

  5050 W. 78th Street, Minneapolis, Minnesota               55435
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (612) 832-3200
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

    Title of each class           Name of each exchange on which registered
- ------------------------------    ---------------------------------------------

- ------------------------------    ---------------------------------------------

             Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.10 par value
- --------------------------------------------------------------------------------
                                   (Title of Class)

- --------------------------------------------------------------------------------
                                   (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---      ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Exhibit Index appears on Page 22.                        Page 1 of  22  Pages.

    The aggregate market value of the registrant's voting shares held by non-affiliates (based upon the closing sale price therefor on the NASDAQ National Market System on April 12, 1996) was approximately $20,008,500. As of April 12, 1996, 3,302,748 shares of the Registrant's Common Stock were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated herein by reference:

    1. The financial information set forth in the sections captioned "SELECTED FINANCIAL DATA from Continuing Operations (in Thousands)" to be included in the Registrant's Annual Report to Shareholders for the Year Ended January 31, 1996 (the "1996 Shareholder Report") are incorporated herein by reference in response to Item 6 of Part II hereof.

    2.   The discussion under the section captioned "MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" to be included in the 1996 Shareholder Report is incorporated herein by reference in response to
Item 7 of Part II hereof.

    3. The Registrant's audited financial statements to be included in the 1996 Shareholder Report are incorporated herein by reference in response to Item 8 of Part II hereof.

    4. The discussions under the sections captioned "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT", "PROPOSAL 1 ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" to be included in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to the Registrant's shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 with respect to the Annual Meeting of the Shareholders to be held on June 19, 1996 (the "1996 Proxy Statement") are incorporated herein by reference in response to Item 10 of Part III hereof.

    5. The discussions under the sections captioned "COMPENSATION OF DIRECTORS" and "EXECUTIVE COMPENSATION" but excluding the discussions included under the subsections captioned "EXECUTIVE COMPENSATION - "Compensation Committee Report on Executive Compensation" and "EXECUTIVE COMPENSATION - Comparative Stock Performance" to be included in the 1996 Proxy Statement are incorporated herein by reference in response to Item 11 of Part III hereof.

    6. The discussions under the sections captioned "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF", "PROPOSAL 1 ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT - E. D. Willette Stock Put Redemption Agreement, Including Change of Control Provision" to be included in the 1996 Proxy Statement are incorporated herein by reference in response to Item 12 of Part III hereof.

    7. The discussion under the section captioned "TRANSACTIONS WITH MANAGEMENT" to be included in the 1996 Proxy Statement is incorporated herein by reference in response to Item 13 of Part III hereof.

                             VAUGHN COMMUNICATIONS, INC.
                             1996 FORM 10-K ANNUAL REPORT

                                  Table of Contents
                                         and
                                Cross Reference Sheet


                                        PART 1
                                                                          Page
                                                                          ----

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .10

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .10


                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . .11

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . .11

Item 8.  Consolidated Financial Statements and Supplementary Data. . . . .11

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure. . . . . . . . . . . . . . . . . . . . .12


                                       PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . .12

Items 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . .12

Item 12. Security Ownership of Certain Beneficial Owners and Management. .12

Item 13. Certain Relationships and Related Transactions. . . . . . . . . .12


                                       PART IV

Item 14. Exhibit, Financial Statement Schedule and Reports
         on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                                        PART 1


ITEM 1.  BUSINESS

GENERAL

    The Company was founded under the name Vaughn Displays, Inc. in 1943 and changed its name to VAUGHN COMMUNICATIONS, INC. in 1987. The Company is engaged in two business segments. Its Vaughn Communications Division is a high volume video tape duplicator, accounting for approximately 87% of the Company's sales in fiscal 1996. Vaughn Products Division is a manufacturer and distributor of gift and leather products sold by gift shops and western stores, accounting for approximately 13% of the Company's sales in fiscal 1996.

    During the fiscal years ended January 31, 1996, 1995 and 1994, the percentage of sales of the Vaughn Communications Division and the Vaughn Products Division as compared to total sales of the Company were as follows:

                                                  Year Ended January 31,
                                                  ----------------------
          Division                                1996    1995     1994
          --------                                ----    ----     ----
     Vaughn Communications Division                 87%     83%      82%
     Vaughn Products Division                       13%     17%      18%


    The Company's strategic objective is to grow and expand its two businesses through internal growth and acquisitions. (See "Former Businesses" and "Recent Acquisitions" below.) The term "Company" herein refers to the registrant (VAUGHN COMMUNICATIONS, INC.), including its two operating divisions. The Company's principal executive offices are located at 5050 West 78th Street, Minneapolis, Minnesota 55435, and its telephone number is (612) 832-3200.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Financial information about industry segments for the years ended
January 31, 1996, 1995 and 1994 included in the notes to the Registrant's audited consolidated financial statements to be included in the 1996 Shareholder Report are incorporated herein by reference.


VAUGHN COMMUNICATIONS DIVISION

    The Company's operations in the communication industry are conducted through its Vaughn Communications Division. The Communications Division currently has video tape duplication facilities in Minneapolis, Milwaukee, Phoenix, Tampa, Portland, Atlanta, Dallas, Houston, Raleigh, Chicago and Denver and has additional sales offices in St. Louis, New York City, Los Angeles, Seattle, Nashville and Ft. Lauderdale. It serves markets that are principally located in the United States.

    PRIMARY PRODUCTS AND SERVICES OF THE VIDEO TAPE DUPLICATION BUSINESS

    There are two main formats in the video tape duplication industry regarding VHS tape -- standard play and extended play. Standard play is currently the acceptable format for theatrical movies and certain other products. Extended play is garnering a larger segment of the non-theatrical segment. Promotional products, "how to" videos and other videos are moving toward extended play format. The primary reason for this shift in format is that extended play uses one-third the amount of tape required for standard play and can be done in high speed duplication which is ultimately less costly than standard play.

    In addition to the primary products and services noted above, the Communications Division offers international standards conversion, graphic design, product fulfillment, MPEG compression, and rents video production and editing equipment on a short-term basis. This group of ancillary services represents approximately 5% of net sales in fiscal 1996.

    The Company has continued to expand facilities for the Communications Division's high volume video tape duplication. During the Company's fiscal year ended January 31, 1996 ("fiscal 1996"), the Communications Division acquired Centercom, Inc., which had facilities in Milwaukee, Chicago and Tampa, and Advanced Audio/Visual Productions, Inc., based in Denver (see also "Purchase of Centercom and Related Transactions" and "RECENT ACQUISITIONS - Purchase of Advanced Audio/Video Productions, Inc." below). Expansion has been financed by cash flow generated from operations, equipment leasing and bank financing.

    The Company expended approximately $1,570,000 during fiscal 1996 for additional video tape duplication equipment. It expects to spend an additional $1,650,000 in fiscal 1997 to further expand its duplication facilities.

    MANUFACTURING PROCESS

    The manufacturing process for video cassettes generally utilizes duplicating machines that copy from a master in "real time" speed, that is the regular speed of the video being duplicated. In its Minneapolis, Milwaukee and Atlanta facilities, the Company utilizes high speed machines which allow it to duplicate a master 150 times faster than in "real time" speed and to utilize less tape than regular speed machines utilize for the same content. In this process, high speed tape loaders are used to load tape spliced to specific program lengths into video shells.

    LICENSES

    The Victor Company of Japan, Ltd. ("JVC"), which owns the "VHS" logo, has established standards for the physical characteristics of the video cassette. Compliance with the JVC standards ensures that the video cassette will be compatible with any VHS machine. Duplicators whose product conforms to the JVC standards are permitted to apply the "VHS" logo to such product and pay JVC a license fee for such privilege. The Communications Division paid JVC a license fee of approximately $400,000 in fiscal 1996 for the privilege of applying the "VHS" logo to its video product.

    SIGNIFICANT CUSTOMERS

    The Communications Division sells to more than 6,000 accounts in any given year. Approximately 20% of its sales come from ten customers, none of which amount to more than 5% of net sales.

    Illustrative of the Communications Division's duplication customers are companies that use videotape to promote their products or instruct their customers on the use of their products, financial service companies which produce videotapes to present new financial products to sales personnel and customers, high technology companies which use videotapes to train sales and service personnel and corporations with many employees or locations that wish to communicate a significant Company development to all employees simultaneously. Such high volume customers are generally those who need 100 or more duplicate videotapes reproduced, addressed to individual locations and forwarded for delivery, often within a few hours or on an overnight basis. The Communications Division also has the capacity to convert one international standard videotape format to either of two other standard formats used around the world or for various specific communication applications. Customers for these services generally require lower volume reproduction.

    MARKETING

    The Communications Division markets its products nationally through the use of 61 sales personnel who operate throughout the United States. To a lesser degree, the Company also uses advertising in trade publications and participation in trade shows.

    SEASONALITY

    The Communications Division's products are used consistently throughout the year except for a slight rise in demand in September, October, and November to supply extra requirements to customers for the holiday selling season.

    COMPETITION

    Though it is not possible to reliably state the Communications Division's relative position in the absence of published statistics, based upon data generated by its own management, the Company believes it is one of the largest duplicators of video tape for the non-theatrical, non-music video segment of the U.S. market. This market is comprised of exercise, educational, corporate, promotional and instructional videos, etc.

    The primary competitive factors in the video tape duplication business are price, quality of service and range of products. The Communication Division attempts to compete by offering high volume videotape duplication services, at a competitive price, emphasizing service and customer support.

    The Company's principal competitors are HHG Digital Technologies (formerly Allied Film and Video Company) and The Duplication Factory. The video duplication business is highly competitive, not only with these competitors, but also with many smaller duplicators.

    The Company believes that its regional locations, its wide range of product offerings, and national marketing capabilities are competitive advantages over many others in the industry. While selling prices have been declining in recent years as competitors continue to seek market share by lowering prices, the Company has been reasonably successful in maintaining its margins by lowering its material costs and achieving unit volume increases.


VAUGHN PRODUCTS DIVISION

    Vaughn Products Division is engaged in the manufacture and sale of leather and gift items sold primarily to retail merchants located in the United States and Canada. The Products Division's manufacturing facilities are located in the Company's Minneapolis, Minnesota plant where it produces a line of over 200 leather items such as purses, billfolds, and personal accessory items. The Products Division also sells gift products which it purchases for resale. These gift products are sold at wholesale prices for resale, primarily by gift shops and western stores, and are marketed under the "Bloom Brothers" name. The Products Division also has a line of silk screen tom-tom novelties sold under the name "Cranberry Lake".

    Through its recent acquisition of Indian Arts and Crafts, Inc. ("IAAC") the Products Division has added a line of soft goods to its product offerings, including custom-designed, silk-screened T-shirts and sweatshirts. These products are currently being designed for and sold in the Pacific Northwest and Alaska to retail and gift shops. The manufacturing facility for IAAC is located in Seattle, Washington. See "RECENT ACQUISITIONS - Purchase of Indian Arts and Crafts, Inc."

    SALES AND DISTRIBUTION

    Sales of the Products Division's products are made throughout the United States and Canada by independent manufacturer's representatives. These personnel are exclusive of the personnel that recently joined the Products Division and which are described under "RECENT ACQUISITIONS - Purchase of Indian Arts and Crafts, Inc." below. The Products Division employs two sales managers and retains 35 manufacturer's representatives. The products are included in a Company catalog, periodically sent to prospective and known customers and made available for use by the sales organization. The Company also participates in trade shows.

    The principal markets for the Products Division's products are gift and souvenir shops that serve the tourist industry.

    The Products Division sells to over 3,000 customers, none of which account for more than 5% of its sales.

    MANUFACTURING AND RAW MATERIALS

    The Products Division's manufacturing operations consists primarily of assembly, fabricating and converting leather to finished products and silk screening of T-shirts. Numerous subcontractors are utilized to furnish components and subassembly. Materials utilized in these products are standard and readily available from multiple sources at competitive prices.

    SEASONAL OPERATIONS

    The operations of the Company's Vaughn Products Division are seasonal in nature. Approximately half of the production and sale of its products are delivered to customers from March through June.

    COMPETITION

    The primary competitive factors in the Products Division line of business are price, product offering, quality and meeting delivery times. The Company believes that the Products Division is competitive in each of these areas. The Company does not have a significant share of the overall gift market and competes for sales with many national and regional companies throughout the United States and Canada. Many of such competitors have significantly greater resources than the Company.

FORMER BUSINESSES

    The Company originally operated as a manufacturer and distributor of flags and banners, Christmas and seasonal decorative displays and parade and float materials. In addition to these businesses and its two current business segments, in 1986 the Company also entered radio broadcasting. The radio broadcast business was not profitable for the Company and the Company's original businesses did not always operate at predictable or acceptable levels of profitability.

    Consequently, in 1990 the Company began to redeploy its corporate and personnel resources to the more firmly profitable current businesses operated by the Vaughn Communications and Vaughn Products Divisions. In 1990 and 1991, the Company sold its radio station interests and its audio and video equipment sales and engineering businesses. In February 1992, the Company also withdrew from the Christmas display business.

    On March 1, 1994, the Company completed this redeployment by selling its flag, banner, seasonal decorative display and parade and float products operations and assets to Chromatic Concepts Co., a Minneapolis, Minnesota based corporation ("Buyer"). These businesses previously occupied approximately 5,000 square feet of the Company's principal manufacturing plant in Minneapolis, Minnesota and its 12,000 square foot manufacturing plant in Tampa, Florida, and employed 21 manufacturing, sales and administrative personnel. The Buyer reemployed substantially all of these employees. The Company retained its Tampa plant, subject to a short-term lease to the Buyer which expired October 31, 1994, after which this facility was sold to an unrelated party. The portion of the Minneapolis plant previously used by these businesses has been rededicated to use by the Company's Vaughn Communications and Vaughn Products Divisions (see
Item 2 "Properties" below).

    The Purchase and Sale Agreement with the Buyer provided for a purchase price of $1,500,000, with $800,000 cash paid at closing, plus a $700,000 promissory note payable in installments over seven years with variable interest at .25% per annum over the prime rate. The Company is also entitled to certain additional payments of up to $250,000 over fifteen years contingent upon performance of the businesses sold over this period. These businesses accounted for approximately $2,904,000 of sales and an operating profit of $145,000 in fiscal 1994.

BACKLOG

    Order backlog is not generally a significant factor in the Company's business. The Company relies primarily on current selling efforts coupled with near term delivery or performance.

EMPLOYEES

    On March 31, 1996, the Company had 673 employees, including 86 in sales and marketing, 476 in manufacturing and 111 in executive, finance and administrative positions. One hundred fifty-eight of the Company's manufacturing and clerical employees are part-time employees. These personnel are exclusive of the personnel described under "RECENT ACQUISITIONS" below. The Company's employees are not represented by a union. The Company considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL LAWS

    The costs associated with the Company's compliance with Federal, state and local environmental laws are minimal. For these reasons, the Company's compliance with such laws does not have a material effect on its capital expenditures, earnings or its competitive position in the marketplace.

RECENT ACQUISITIONS

    PURCHASE OF CENTERCOM AND RELATED TRANSACTIONS

    On April 4, 1995, the Company completed the acquisition of all of the capital stock of Centercom, Inc., a Wisconsin corporation, and Centercom South, Inc., a Florida corporation (collectively "Centercom") pursuant to a Stock Purchase Agreement of even date (the "Purchase Agreement"). The effective date of the acquisition is April 1, 1995. The Company accounted for the acquisition as a purchase.

    The purchase price for the capital stock of Centercom was $6,420,000, which was paid equally to the two equal former shareholders of Centercom, Jeffrey Johnson and Robert Harmon (the "Sellers"). The Company paid $5,250,000 in cash and issued 180,000 shares of the Company's authorized and previously unissued Common Stock, valued at $6.50 per share ($1,170,000 in the aggregate), equal to the closing sale price of the stock on NASDAQ on April 3, 1995. Pursuant to the terms of the Purchase Agreement, the Sellers have been elected as directors of the Company and appointed as members of the Company's Audit Committee.

    The Sellers will also be paid $100,000 each per year for a period of seven years under consulting and noncompete agreements. In addition, the Company has entered into two ten-year leases for the video tape duplication facilities totaling approximately 38,000 square feet owned by a partnership of the Sellers in Milwaukee, Wisconsin, at an aggregate annual net rent of $186,353 for the first three years and $199,225 for the remaining seven years of the lease term. Management of the Company believes that the facilities leased from Sellers are necessary for its video tape duplication business and that the lease terms and conditions are no less favorable to the Company than could be obtained from an unrelated third party (see "Description of Centercom's Business" below).

         FINANCING FOR THE ACQUISITION

    The Company borrowed the cash consideration for the Centercom acquisition from a bank, under an Amended and Restated Loan Agreement entered into as of March 31, 1995 (the "Loan Agreement"). The Loan Agreement provided a $5,000,000 term loan due March 31, 2000, payable in consecutive quarterly principal installments of $250,000 commencing July 1, 1995, plus interest at one-quarter percent over the bank's prime rate. The Loan Agreement also provides a revolving credit facility of up to $8,000,000 to be used to finance working capital at the bank's prime interest rate. Three million dollars of the revolving facility may be used for term loans to replace existing debt or finance new equipment purchases. The interest rate on these term loans was one-quarter percent over the bank's prime rate. The Company has utilized $850,000 of the revolving facility to provide a term loan due March 31, 1998, to repay a like amount of preexisting Centercom long-term debt. On April 1, 1996, the Company entered into an amended agreement with its bank which reduced the interest rate on the term loans to the prime rate.

            DESCRIPTION OF CENTERCOM'S BUSINESS

    Centercom is a national video tape duplicator whose business, with the exception of specific customer identity and geographic concentration, is substantially similar to the video tape duplication business of the Company's Vaughn Communications Division of which Centercom has become a part. Centercom has video tape duplication facilities in Milwaukee, Wisconsin, Chicago, Illinois and Tampa, Florida. The Company has merged its preexisting facilities in Milwaukee, Chicago and Tampa into those of Centercom. Centercom, Inc. and Centercom South, Inc. have been and will continue as wholly-owned subsidiaries of the Company for the immediately foreseeable future.

    For Centercom's fiscal years ended June 30, 1994 and 1993, it had annual sales of $8,700,000 and $7,700,000, respectively. Net income for the same periods was $645,000 and $412,000.

    Centercom's operations involve the use of several hundred real time video tape duplicating machines and three high-speed (150 times real time rates) duplicating machines similar to those utilized by the Company.

    At the time of the acquisition, Centercom had 73 employees, including six in sales and marketing, 51 in operations and 16 in administration and support. Substantially all of these persons are currently employees of Vaughn Communications Division. These employees are not represented by a union. Centercom has not had a work stoppage during the past five years and the Company considers Centercom's employee relations to be satisfactory.

    The Company believes that the Centercom acquisition has enabled the Company to be a dominant competitor in the Milwaukee market, enhanced the Company's already dominant position in the Tampa market and increased the Company's presence in the Chicago market.

    PURCHASE OF ADVANCED AUDIO/VIDEO PRODUCTIONS, INC.

    Pursuant to a Purchase and Sale Agreement dated December 29, 1995, on January 1, 1996 the Company acquired substantially all the assets and assumed substantially all the liabilities of Advanced Audio/Video Productions, Inc. ("Advanced Video"), a Colorado corporation. The Company accounted for the acquisition as a purchase.

    The purchase price for the assets of Advanced Video in the amount of approximately $282,000 included $182,000 of cash and $100,000 of long-term debt to the seller. The note is payable in three annual installments of $33,333.33 starting January 5, 1997, plus interest at the prime rate adjusted on the anniversary date.

    Advanced Video is a regional video tape duplicator with its facility located in Denver, Colorado. Its business is substantially similar to the video tape duplication business of the Company's Vaughn Communications Division of which Advanced Video has become a part.

    For Advanced Video's fiscal year ended December 31, 1995, it had annual sales of $1,204,000 and net income of $60,000.

    PURCHASE OF INDIAN ARTS AND CRAFTS, INC.

    Pursuant to a Purchase and Sale Agreement dated January 31, 1996 the Company acquired substantially all the assets and assumed substantially all the liabilities of Indian Arts and Crafts, Inc. ("IAAC"), a Washington corporation. The Company accounted for the acquisition as a purchase.

    The purchase price of approximately $2,332,000 was paid to the five shareholders of IAAC (the "Sellers"). The Company paid approximately $82,000 in cash, issued 145,138 shares of the Company's authorized and previously unissued Common Stock valued at $8.6125 per share ($1,250,000 in the aggregate), equal to the average closing sale price of the stock on NASDAQ for the 10 days prior to January 31, 1996, and issued $1,000,000 of long-term debt to the Sellers. The long-term debt consists of two promissory notes; one in the principal amount of $250,000 payable in three equal annual installments beginning January 31, 1997, and the other in the principal amount of $750,000 payable in seven equal annual installments starting on January 31, 1997. The interest rate on both notes is 8.5% per annum.

    The Company also entered into a three-year employment agreement with Howard Lowen, the president and largest shareholder of IAAC. In addition, the Company entered into two leases with the Sellers. One lease is for a production facility in Seattle totaling approximately 42,300 square feet at an aggregate annual rent of $250,000. The term of this lease is 44 months starting February 1, 1996. The second lease is for a sales office in Anchorage ( 1,400 square feet) at an annual rental of $14,400 and has a three-year term. Management of the Company believes that the facilities leased from the Sellers are necessary for the business of the Products Division and that the terms of the leases are no less favorable to the Company than could be obtained from an unrelated third party.

         FINANCING FOR THE ACQUISITION

    The Company used its revolving credit facility to fund the $82,000 cash portion of the purchase price. To fund the anticipated increase in working capital needs, the Company entered into an Amended and Restated Loan Agreement with a bank on February 1, 1996 (the "Amended Agreement"). The Amended Agreement increases the total credit facility from $13,000,000 to $17,000,000 and provides for long-term financing to finance acquisitions and equipment purchases, and a revolving credit facility to finance working capital. The interest rate on the long-term debt (approximately $5,085,000 at January 31, 1996) is 1/4% over the prime rate, while the interest rate on the revolving debt is at the prime rate.

         DESCRIPTION OF IAAC'S BUSINESS

    IAAC's business consists primarily of the manufacture and sale of gift and souvenir products. Its principal products are custom-designed soft goods, including T-shirts, sweatshirts and hats sold primarily in Alaska and the Pacific Northwest. The Company has an art department which develops custom designs that are silk-screened on apparel and then sold to retailers by direct salespeople or independent manufacturer's representatives. IAAC also resells other gift and souvenir products through the same sales channels. IAAC will be merged into Vaughn Products Division, and it is the intention of the Company to move the operations of the entire Products Division to Seattle during fiscal 1997.

    For IAAC's fiscal years ended December 31, 1995 and 1994, it had annual sales of $7,543,000 and $7,593,000, respectively. Net income for the same periods was $227,000 and $360,000, respectively.

    At January 31, 1996, IAAC had 45 employees, including 17 in sales and marketing, 22 in operations, and 6 in administration and support, all of whom have become employees of the Vaughn Products Division. These employees are not represented by a union, there have been no work stoppages, and the Company believes IAAC employee relations to be satisfactory.

ITEM 2.  PROPERTIES

    The Company owns its executive and administrative offices and principal manufacturing plant consisting of approximately 67,000 square feet located on a
4.1 acre site at 5050 West 78th Street, Minneapolis, Minnesota. Approximately 33,000 square feet is devoted to and equipped for the fabrication and warehousing of the Vaughn Products Division's products and raw materials. Approximately 29,600 square feet is used for the Vaughn Communications Division's separate administrative and sales offices, showrooms, videotape duplication, shipping, warehouse and handling. The remaining space of approximately 4,400 square feet houses the Company's executive and administrative offices. These facilities include a separate adjacent building of approximately 10,600 square feet. See the Notes to the audited financial statements of the Company incorporated by reference for a description of the mortgage term loan to the Company secured by these facilities.

    The Company leases Vaughn Communications Division's facilities in Milwaukee, Wisconsin; Phoenix, Arizona; Tampa, Florida; Portland, Oregon; Atlanta, Georgia; Dallas, Texas; Houston, Texas; Raleigh, North Carolina; Chicago, Illinois and Denver, Colorado for sales offices and videotape reproduction, totaling approximately 187,000 square feet under leases expiring from 1997 through 2006, at a current total annual rental of approximately $900,000.

    The Products Division's Seattle facilities leased from the IAAC Sellers are described under "RECENT ACQUISITIONS - Purchase of Indian Arts and Crafts, Inc." in Item 1 above.

    The Company is presently utilizing approximately 75% of its manufacturing plant capacity measured on a five-day week/three shift per day basis. Production capacity, however, can be expanded by adding additional personnel or acquiring additional manufacturing equipment. Management believes its manufacturing facilities are generally sufficient for the Company's immediately foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

    There are no legal proceedings pending against or involving the Company or its properties which, in the opinion of management, will have a material adverse effect upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the quarter ended January 31, 1996.


                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The Company's Common Stock is traded over-the-counter and has been included in the National Association of Securities Dealers, Inc. Automated Quotations System ("NASDAQ") National Market System since March 26, 1994, under the symbol VGHN. For the periods indicated through March 25, 1994, the table sets forth the quarterly high and low closing sales prices as reported in the NASDAQ's Small Cap Market. For the periods indicated after March 25, 1994, the information presented is the quarterly high and low closing sale prices as reported in the NASDAQ's National Market System. All prices are without retail markups, markdowns or commissions.

                                          Price
                                          -----

         Calendar Period             High        Low
         ---------------             ----        ---

    1996:  First Quarter            $9.375      $8.375

    1995:  First Quarter            $7.875      $6.25
           Second Quarter            7.875       5.75
           Third Quarter             9.375      7.125
           Fourth Quarter             9.50       7.75

    1994:  First Quarter            $5.875      $4.75
           Second Quarter            5.625      4.625
           Third Quarter             6.875      4.875
           Fourth Quarter             7.75       5.50


    The last sales price for the Company's Common Stock as reported by the NASDAQ National Market System on April 12, 1996 was $9.25 per share. As of January 31, 1996, the Company had 325 shareholders of record. The Company has never paid a cash dividend on its Common Stock. It intends to retain all earnings to finance the development of its business. The Company's loan agreement with its bank contains limitations on paying dividends. Accordingly, no cash dividends are anticipated for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The financial information set forth in the sections entitled "SELECTED FINANCIAL DATA from Continuing Operations (in Thousands, except per share amounts)" to be included in the Company's 1996 Shareholder Report is incorporated herein by reference in response to this Item 6. This section should be read in conjunction with the Notes to Consolidated Financial Statements which also appear in the 1996 Shareholder Report and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion under the Section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" to be included in the 1996 Shareholder Report is incorporated herein by reference in response to this
Item 7.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company for each of the years in the three-year period ended January 31, 1996, together with the report thereon of Ernst & Young LLP, contained in the 1996 Shareholder Report, are incorporated herein by reference in response to this Item 8.

    The supplementary financial information requirements of Item 302 of Regulation S-K are not applicable to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The discussions under the sections captioned "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT", "PROPOSAL 1 ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" to be included in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to the Registrant's shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 with respect to the Annual Meeting of the Shareholders to be held on June 19, 1996 (the "1996 Proxy Statement") are incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

    The discussions under the sections captioned "COMPENSATION OF DIRECTORS" and "EXECUTIVE COMPENSATION" but excluding the discussions included under the subsections captioned "EXECUTIVE COMPENSATION - Compensation Committee Report on Executive Compensation" and "EXECUTIVE COMPENSATION - Comparative Stock Performance" to be included in the 1996 Proxy Statement are incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The discussions under the sections captioned "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF", "PROPOSAL 1 ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT - E. D. Willette Stock Put Redemption Agreement, Including Change of Control Provision" to be included in the 1996 Proxy Statement are incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The discussion under the section captioned "TRANSACTIONS WITH MANAGEMENT" to be included in the 1996 Proxy Statement is incorporated herein by reference in response to this Item 13.

                                       PART IV

ITEM 14.  EXHIBIT, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.   CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY

         The consolidated financial statements listed below of the Company for each of the years in the three-year period ended January 31, 1996, together with the report thereon of Ernst & Young LLP, contained in the 1996 Shareholder Report (attached as Exhibit 13) are incorporated herein by reference in response to this Item 14 (a) (1).

         Independent Auditor's Report of Ernst & Young LLP
         Consolidated Balance Sheets as of January 31, 1996 and 1995 Consolidated Statements of Income for the years ended January 31,
           1996, 1995 and 1994
         Consolidated Statement of Shareholders' Equity for the years ended
           January 31, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows for the years ended January 31,
           1996, 1995 and 1994
         Notes to Consolidated Financial Statements

         With the exception of the aforementioned information, and the information specified in Parts II and III, the 1996 Shareholder Report is not to be deemed filed as part of this Report.

    2.   FINANCIAL STATEMENT SCHEDULE OF THE COMPANY

              Schedule No.                                      Page
              ------------                                      ----

         II   Valuation and Qualifying Accounts                 S-1

         All other schedules are omitted, because they are not applicable, or not required, or because the information is included in the Company's consolidated financial statements or notes thereto.

b.  REPORTS ON FORM 8-K

    No current Reports on Form 8-K were filed by the Company during the quarter ended January 31, 1996.

(c) EXHIBITS

    Exhibit No.                    Description of Exhibits
    -----------                    -----------------------

    (2)(a) Stock Purchase Agreement dated April 4, 1995, providing for the Company's purchase of all of the capital stock of Centercom, Inc., a Wisconsin corporation, and Centercom South, Inc. a Florida corporation, from Jeffrey Johnson and Robert Harmon (incorporated herein by reference to Exhibit 2(a)-1 to the Company's Current Report on Form 8-K with a Date of Report of April 14, 1995).

    (2)(b) Escrow Agreement dated April 14, 1995 among the Company, Jeffrey Johnson, Robert Harmon and Firstar Trust Company (incorporated herein by reference to Exhibit (2)(a)-2 to the Company's Current Report on Form 8-K with a Date of Report of April 14, 1995).

    (2)(c) Purchase and Sale Agreement dated January 31, 1996 between the Company and the Shareholders of Indian Arts and Crafts, Inc. (without Exhibits, Schedules or Attachments).

    (3)(i)(a) Restated Articles of Incorporation of the Company, and all amendments filed with the Minnesota Secretary of State through March 12, 1987 (incorporated herein by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-1 No. 33-10918 hereinafter referred to as the "Company's S-1 Registration Statement").

    (3)(i)(b) Articles of Amendment to the Company's Restated Articles of Incorporation, as filed with the Minnesota Secretary of State on July 16, 1987 (incorporated herein by reference to Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1987).

    (3)(i)(c) Articles of Amendment to the Company's Restated Articles of Incorporation, as filed with the Minnesota Secretary of State on June 24, 1993 (incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended January 31, 1994, (hereinafter referred to as the "1994 Form 10-K")).

    (3)(ii)(a) Restated By-Laws of the Company and all amendments thereto through March 12, 1987 (incorporated herein by reference to Exhibit 3(b) to the Company's S-1 Registration Statement).

    (3)(ii)(b) Third Amendment to the Company's Restated By-Laws adopted April 19, 1994 (incorporated herein by reference to Exhibit 3(b) to the 1994 Form 10-K.

    (10)(a)        [Intentionally left blank.]

    (10)(b) Purchase and Sale Agreement Restated February 17, 1994, dated as of February 28, 1994, providing for the Company's sale of its flag, banner and parade and float products, assets and business to Chromatic Concepts Co. (incorporated herein by reference to Exhibit (10)(b) to the 1994
                   Form 10-K).

    (10)(c) Purchase Agreement dated as of May 25, 1993, providing for the Company's purchase from Cranberry Novelty Manufacturing Company of the "Cranberry Lake" novelty product line (incorporated herein by reference to Exhibit (10)(c) to the 1994 Form 10-K).

    (10)(d) Adoption Agreement dated November 5, 1992 for Vaughn Communications, Inc. Retirement Savings Plan (the "Plan") adopting Fidelity Management & Research Co. standard prototype Profit Sharing/401(K) Plan basic plan document No. 7 and copy of Retirement Service Agreement dated November 4, 1992 with Fidelity Management Trust Company, providing for the trust and administration of the Plan, first effective as of the Plan year beginning February 1, 1993 (incorporated herein by reference to Exhibit (10)(d) to the 1994
                   Form 10-K).

    (10)(e) Amended and Restated Loan Agreement dated as of March 31, 1995 between the Company and American Bank, N.A., restating and replacing all prior loan agreements and providing the Company a revolving credit and term loan facility of up to $13,000,000 through May 31, 1996, secured by the Company's non-real estate assets (incorporated herein by reference to Exhibit (10)(e) to the Company's Annual Report on Form 10-K for the year ended January 31, 1995 (hereinafter referred to as the "1995 Form 10-K")).

    (10)(f) 1990 Company-Wide Stock Option Plan adopted by the Company's Board of Directors on June 26, 1990, as amended December 17, 1990, and forms of 1990 Incentive Stock Option and 1990 Non-statutory Stock Option Agreements (incorporated herein by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended January 31, 1991), and copy of amendment to such Plan adopted by the Board June 24, 1992 (incorporated herein by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended January 31, 1993, (hereinafter referred to as the "1993 Form 10-K")).

    (10)(g) 1988 Stock Option Plan adopted by the Company's Board of Directors on December 20, 1988, and forms of 1988 Incentive Stock Option and 1988 Nonstatutory Stock Option Agreements (incorporated herein by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended January 31, 1989), and copies of amendments to such Plan adopted by the Board June 24, 1992 (incorporated herein by reference to Exhibit 10(g) to the 1993 Form 10-K).

    (10)(h) Amended and Restated Stock Put Redemption Agreement dated August 27, 1986, between the Company and E. David Willette (incorporated herein by reference to Exhibit 10(h) to the 1993 Form 10-K).

    (10)(i) 1983 Incentive Stock Option Plan and form of 1983 Incentive Stock Option Agreement (incorporated by reference to Exhibit 10(l) to the Company's S-1 Registration Statement), and copy of amendment to such Plan adopted by the Board June 24, 1992 (incorporated herein by reference to Exhibit 10(i) to the 1993 Form 10-K).

    (10)(j) 1985 Stock Option Plan (incorporated by reference to Exhibit 10(m) to the Company's S-1 Registration Statement), copy of Amendment to the 1985 Stock Option Plan adopted by the Company's Board of Directors on December 10, 1987, and corresponding revised forms of 1985 Incentive Stock Option Agreement and 1985 Nonstatutory Option Agreement (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended January 31,
                   1988), and copy of amendment to such Plan adopted by the Board June 24, 1992 (incorporated herein by reference to
                   Exhibit 10(j) to the 1993 Form 10-K).

    (10)(k) 1990 Non-Employee Directors Stock Option Plan adopted by the Company's Board of Directors June 26, 1990, as amended December 17, 1990, and form of 1990 Non-Employee Directors Stock Option Agreement (non-statutory) (incorporated herein by reference to Exhibit 10(k) to the 1993 Form 10-K).

    (10)(l) Mortgage and Security Agreement and Fixture Financing Statement and Promissory Note, dated February 26, 1988, between the Company (as mortgagor and borrower) and The Canada Life Assurance Company (as mortgagee and lender), providing for a three year $1,600,000 mortgage loan to the Company with three year renewal options secured by the Company's Minneapolis, Minnesota headquarters and adjacent plant and office facilities (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended January 31, 1988).

    (10)(m) 1990 Discounted Stock Option Plan adopted by the Company's Board of Directors on June 26, 1990, as amended December 17, 1990, and form of 1990 Discounted Stock Option Agreement (nonstatutory) (incorporated herein by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended January 31, 1991), and copy of amendment to such Plan adopted by the Board June 24, 1992 (incorporated herein by reference to Exhibit 10(m) to the 1993 Form 10-K.

    (10)(n) Leases each dated April 4, 1995, between Centercom, Inc., the Company's wholly-owned subsidiary, as Lessee, and Centercom Partnership, a partnership owned by Jeffrey Johnson and Robert Harmon, the former owners of all of the capital stock of Centercom, Inc., as Lessor, and Specialty Services, Inc., a real estate holding corporation owned by Messrs. Johnson and Harmon, as Lessor, respectively providing for the lease and rental from and after April 4, 1995, of the real estate and buildings located at 5737 West Hemlock Street and 5621 West Hemlock Street, Milwaukee, Wisconsin, from which the Company's wholly-owned subsidiary, Centercom, Inc., conducts its Milwaukee, Wisconsin based videotape duplication operations (incorporated herein by reference to Exhibit (10)(n) to the 1995 Form 10-K).

    (10)(o) Consulting and Non-Competition Agreements, each dated April 4, 1995, among the Company, its wholly-owned subsidiary, Centercom, Inc. and each of Jeffrey Johnson and Robert Harmon, the prior shareholders of Centercom, Inc., from whom the Company acquired the capital stock of Centercom, Inc., providing for certain covenants of Jeffrey Johnson and Robert Harmon against competition with the Company and Centercom, Inc. and for performance of certain consulting services by said prior shareholders (incorporated herein by reference to Exhibit (10)(o) to the 1995 Form 10-K).

    (10)(p) Shareholder Voting Agreement dated April 4, 1995, among the Company, E. David Willette and Jeffrey Johnson and Robert Harmon, providing that E. David Willette will vote his own shares of the Company's Common Stock for the election of Jeffrey

                   Johnson and Robert Harmon as members of the Company's Board of Directors (incorporated herein by reference to Exhibit
                   (10)(p) to the 1995 Form 10-K).

    (10)(q) Amended and Restated Loan Agreement dated February 1, 1996, between the Company and American Bank N.A.

    (11)           Statement Regarding Computation of Earnings Per Share.

    (13)           1996 Annual Report to Shareholders.

    (23)           Consent of Independent Auditors

    (24)           Power of Attorney (see the Signature Page of this Report)

    (27)           Financial Data Schedules

(d) Financial Statements required by Regulation S-X which are excluded from the Annual Report to Shareholders.

    None.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VAUGHN COMMUNICATIONS, INC.


                                  By /s/ E. David Willette
                                     ---------------------------------
                                     E. David Willette
                                     Chairman, Chief Executive Officer
                                     and Treasurer
                                     (Principal Executive and Financial Officer)


                                  By /s/ M. Charles Reinhart
                                     ---------------------------------
                                     M. Charles Reinhart
                                     Controller
                                     (Principal Accounting Officer)



Dated:  April 29, 1996



                                  POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears above or below, constitutes and appoints E. David Willette and M. Charles Reinhart, or either of them, his true and lawful attorneys-in-fact, and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in their respective capacities as directors of the Company.

    E. David Willette                       Director       April 29, 1996
    -------------------------
    E. David Willette

    Roger F. Heegaard                       Director       April 29, 1996
    --------------------------
    Roger F. Heegaard

    Harold G. Whalquist                     Director       April 29, 1996
    --------------------------
    Harold G. Wahlquist

    William D. Smith                        Director       April 29, 1996
    --------------------------
    William D. Smith

    Laurence F. LeJeune                     Director       April 29, 1996
    --------------------------
    Laurence F. LeJeune

    Michael R. Sill                         Director       April 29, 1996
    --------------------------
    Michael R. Sill

    Rodney P. Burwell                       Director       April 29, 1996
    --------------------------
    Rodney P. Burwell

    Jeffrey Johnson                         Director       April 29, 1996
    --------------------------
    Jeffrey Johnson

    Robert Harmon                           Director       April 29, 1996
    --------------------------
    Robert Harmon

    Donald J. Drapeau                       Director       April 29, 1996
    --------------------------
    Donald J. Drapeau

                           VAUGHN COMMUNICATIONS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



     COL. A                             COL. B              COL. C              COL. D              COL. E
     ------                             ------              ------              ------              ------

                                                            Additions
                                                            ---------

                                                       Charged     Charged
                                        Balance at     to Costs    to Other                         Balance at
                                        Beginning      and         Accounts-    Deductions          End of
     Description                        of Period      Expenses    Describe     Describe            Period
     -----------                        ---------      --------    --------     --------            ------
     Year ended
     1/31/96:

        Deducted from
        asset account:
        Allowance for
        doubtful accounts               $500,000       $352,860                 $297,260(1)         $555,600
                                        --------       --------                 --------            --------
                                        --------       --------                 --------            --------

     Year ended
     1/31/95:

        Deducted from
        asset account:
        Allowance for
        doubtful accounts               $470,000       $253,796                 $223,796(1)         $500,000
                                        --------       --------                 --------            --------
                                        --------       --------                 --------            --------

     Year ended
     1/31/94:

        Deducted from
        asset account:
        Allowance for
        doubtful accounts               $383,000       $256,273                 $169,273(1)         $470,000
                                        --------       --------                 --------            --------
                                        --------       --------                 --------            --------


- ------------------------
(1)  Uncollectible accounts written off, net of recoveries


                               - 21 -         S-1

                             VAUGHN COMMUNICATIONS, INC.

                              ANNUAL REPORT ON FORM 10-K
                      FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

                                  INDEX TO EXHIBITS

         Exhibit No.         Description of Exhibit
         ---------------     ----------------------

         (2)(c)              Purchase and Sale Agreement dated January
                             31, 1996 between the Company and the
                             Shareholders of Indian Arts and Crafts, Inc.
                             (without exhibits, schedules and attachments)

         (10)(q) Amended and Restated Loan Agreement dated February 1, 1996, between the Company and American Bank N.A.

         (11)                Statement Regarding Computation of Earnings
                             Per Share

         (13)                1996 Annual Report to Shareholders

         (23)                Consent of Independent Auditors

         (24)                Power of Attorney (see Signature Page of
                             Report)

         (27)                Financial Data Schedules