Form 10-Q
period 1996-04-30
VAUGHN COMMUNICATIONS INC
filed 1996-06-11
CIK 808095

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  APRIL 30, 1996
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    -----------------------

COMMISSION FILE NUMBER       0-15424
                        -----------------


                           VAUGHN COMMUNICATIONS, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               MINNESOTA                                41-0626191
  ------------------------------------      ----------------------------------
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYEE
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

5050 WEST 78TH STREET, MINNEAPOLIS, MINNESOTA                 55435
- ---------------------------------------------      ---------------------------
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

COMMON STOCK, $.10  PAR VALUE  3,312,520 OUTSTANDING SHARES AS OF MAY 31, 1996.

                          VAUGHN COMMUNICATIONS, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION


     ITEM 1.   Financial Statements (Unaudited)

               Condensed Balance Sheets - April 30, 1996 and January 31, 1996

               Condensed Statements of Income - Three months ended April 30, 1996 and 1995

               Condensed Statements of Cash Flows - Three months ended April 30, 1996 and 1995

               Notes to Condensed Financial Statements - April 30, 1996


     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K

     Signatures

     Exhibits

                           PART 1-FINANCIAL INFORMATION
                             CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   April 30        January 31
                                                                     1996             1996
                                                                  -----------      -----------
ASSETS
    Current Assets
        Trade accounts receivable, less allowance of $790,000
         at April 30, 1996 and $556,000 at January 31, 1996. . .  $14,034,644       $9,411,016
        Inventories. . . . . . . . . . . . . . . . . . . . . . .    7,908,559        7,693,007
        Other. . . . . . . . . . . . . . . . . . . . . . . . . .      824,698        1,135,773
                                                                  -----------      -----------
            Total Current Assets . . . . . . . . . . . . . . . .   22,767,901       18,239,796

    Property, plant and equipment. . . . . . . . . . . . . . . .   21,197,439       20,519,455
        Less accumulated depreciation. . . . . . . . . . . . . .  (13,029,605)     (12,251,552)
                                                                  -----------      -----------
                                                                    8,167,834        8,267,903

    Intangible and other assets. . . . . . . . . . . . . . . . .    4,779,485        4,966,836
                                                                  -----------      -----------
                                                                  $35,715,220      $31,474,535
                                                                  -----------      -----------
                                                                  -----------      -----------


LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
        Accounts payable . . . . . . . . . . . . . . . . . . . .   $3,703,244       $2,572,849
        Note payable to bank . . . . . . . . . . . . . . . . . .    6,038,497        3,632,907
        Current portion of long-term debt and capital lease
         obligations . . . . . . . . . . . . . . . . . . . . . .    4,310,688        2,778,552
        Other. . . . . . . . . . . . . . . . . . . . . . . . . .    2,260,106        1,607,774
                                                                  -----------      -----------
            Total Current Liabilities. . . . . . . . . . . . . .   16,312,535       10,592,082

    Long-term debt (less current portion). . . . . . . . . . . .    3,987,568        6,233,482
    Capital lease obligations (less current portion) . . . . . .    1,359,016        1,293,545
    Deferred taxes . . . . . . . . . . . . . . . . . . . . . . .       25,326           25,326

    Shareholders' Equity
        Common stock, par value $.10 per share:
         Authorized 20,000,000 shares; issued and outstanding
         April 30, 1996 - 3,307,775 shares; January 31, 1996 -
         3,297,466 shares. . . . . . . . . . . . . . . . . . . .      330,777          329,747
        Additional paid-in capital . . . . . . . . . . . . . . .    6,322,477        6,294,401
        Retained earnings. . . . . . . . . . . . . . . . . . . .    7,377,521        6,705,952
                                                                  -----------      -----------
            Total Shareholders' Equity . . . . . . . . . . . . .   14,030,775       13,330,100
                                                                  -----------      -----------
                                                                  $35,715,220      $31,474,535
                                                                  -----------      -----------
                                                                  -----------      -----------

Note: The balance sheet at January 31, 1996 has been derived from the audited financial statements at that date.
      See Notes to Condensed Financial Statements

                          VAUGHN COMMUNICATIONS, INC.

                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    Three Months Ended April 30
                                                    ---------------------------
                                                       1996            1995
                                                    -----------     -----------
    Net Sales . . . . . . . . . . . . . . . . . .   $18,482,514     $12,373,415
    Cost and Expenses:
        Costs of goods sold . . . . . . . . . . .    12,531,530       8,533,146
        Selling and administrative. . . . . . . .     4,483,632       2,984,748
        Interest. . . . . . . . . . . . . . . . .       315,945         269,797
        Other (Income). . . . . . . . . . . . . .        (5,161)         (8,577)
                                                    -----------     -----------
                                                     17,325,946      11,779,114
                                                    -----------     -----------

    Income before income tax. . . . . . . . . . .     1,156,568         594,301
    Income taxes. . . . . . . . . . . . . . . . .       485,000         245,000
                                                    -----------     -----------
    Net Income. . . . . . . . . . . . . . . . . .   $   671,568     $   349,301
                                                    -----------     -----------
                                                    -----------     -----------

NET INCOME PER COMMON SHARE:                               $.18            $.10
                                                           ----            ----
                                                           ----            ----


See Notes to Condensed Financial Statements

                          VAUGHN COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Three Months Ended April 30
                                                                     ---------------------------
                                                                        1996            1995
                                                                     -----------     -----------
OPERATING ACTIVITIES
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .     $671,568        $349,301
    Adjustments to reconcile net income to cash used in operations:
        Depreciation and Amortization . . . . . . . . . . . . . . .      877,598         705,352
        Receivables . . . . . . . . . . . . . . . . . . . . . . . .   (4,507,073)     (2,038,869)
        Inventories . . . . . . . . . . . . . . . . . . . . . . . .     (215,552)        (34,457)
        Other Assets. . . . . . . . . . . . . . . . . . . . . . . .      194,520          36,659
        Accounts Payable. . . . . . . . . . . . . . . . . . . . . .    1,130,395         486,952
        Other Liabilities . . . . . . . . . . . . . . . . . . . . .      652,332        (126,182)
                                                                     -----------     -----------
            Net Cash used in Operating Activities . . . . . . . . .   (1,196,212)       (621,244)

INVESTING ACTIVITIES
    Additions to Property, Plant, and Equipment . . . . . . . . . .     (677,984)       (683,340)
    Purchase of Business less Cash acquired . . . . . . . . . . . .           --      (5,327,601)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       87,806          27,768
                                                                     -----------     -----------
            Net Cash used in Investing Activities . . . . . . . . .     (590,178)     (5,983,173)

FINANCING ACTIVITIES
    Repayments of Long-Term Debt and Capital Leases . . . . . . . .     (648,307)       (354,648)
    Borrowings under Revolver . . . . . . . . . . . . . . . . . . .    2,405,590         589,633
    Lease Financing of Equipment. . . . . . . . . . . . . . . . . .           --         163,488
    Increase in Bank Debt . . . . . . . . . . . . . . . . . . . . .           --       5,000,000
    Common Stock Issued in Purchase of Business . . . . . . . . . .           --       1,170,000
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,107          35,944
                                                                     -----------     -----------
            Net Cash provided by Financing Activities                  1,786,390       6,604,417

    Change in cash. . . . . . . . . . . . . . . . . . . . . . . . .          -0-             -0-
    Cash and cash equivalents at beginning of year. . . . . . . . .          -0-             -0-
                                                                     -----------     -----------
    Cash and cash equivalents at end of period. . . . . . . . . . .  $       -0-     $       -0-
                                                                     -----------     -----------
                                                                     -----------     -----------

See Notes to Condensed Financial Statements

                          VAUGHN COMMUNICATIONS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                April 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1996.

NOTE B - ACQUISITIONS

On April 4, 1995, the Company completed the acquisition of all the capital stock of Centercom, Inc. and Centercom South, Inc. (collectively "Centercom"), a videotape duplicator with facilities in Milwaukee, Wisconsin, Chicago, Illinois, and Tampa, Florida. The effective date of acquisition was April 1, 1995, and was accounted for by the purchase method of the accounting and, accordingly, results from operations have been included in the consolidated financial statements from April 1, 1995.

The purchase price was $6,420,000 including $5,250,000 of cash and 180,000 shares of Vaughn Communications, Inc. common stock valued at $1,170,000. In addition, the selling shareholders of Centercom collectively will be paid $200,000 a year for seven years under non-compete and consulting agreements. Goodwill recorded in this transaction will be amortized over 15 years using the straight-line method.

On January 1, 1996, the Company completed the acquisition of substantially all of the assets of Advanced Audio/Video Productions, Inc., a video tape duplicator located in Denver, Colorado. The acquisition has been accounted for by the purchase method of accounting and the consolidated statement of income for the year ended January 31, 1996 includes the results of Advanced Audio/Video from January 1, 1996.

The purchase price was approximately $282,000 including a cash payment by the Company of approximately $182,000 and long-term debt to the seller of $100,000. Goodwill recorded in this transaction will be amortized over 15 years using the straight-line method.

On January 31, 1996, the Company acquired the assets and assumed certain liabilities of Indian Arts and Crafts, Inc., a gift products business located in Seattle, Washington. The acquisition has been accounted for by the purchase method of accounting, and the consolidated financial statements for the year ended January 31, 1996 reflect the purchase of the business, but do not include any results from operations since the transaction was completed on the last day of the fiscal year.

The purchase price was approximately $2,332,000 including approximately $82,000 of cash, 145,138 shares of Vaughn Communications, Inc. common stock valued at $1,250,000, and long-term debt to the seller of $1,000,000. Goodwill recorded in this transaction will be amortized over 10 years using the straight-line method.

The pro forma unaudited results of operations, assuming consummation of all acquisitions as of February 1, 1995, are as follows:

                                                Three Months Ended April 30
                                                ---------------------------
                                                   1996            1995
                                                -----------     -----------
         Net Sales. . . . . . . . . . . . . .   $18,483,000     $16,171,000
         Net Income . . . . . . . . . . . . .       672,000         421,000
         Net Income per Common Share. . . . .          $.18            $.11

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net sales increased 49% in the first quarter of 1996 to $18,483,000, up $6,110,000 over the first quarter 1995. Factors contributing to the sales increase include continuing growth in the sale of videotape duplication and additional sales associated with the acquisition of Indian Arts and Crafts, Inc. ("IAAC") which was completed January 31, 1996. Gross margins as a percentage of sales increased from 31% in the first quarter of 1995 to 32% in the first quarter of 1996. Operating expenses for the first quarter of 1996 remained at 24% as a percentage of sales, while interest expense increased $46,000 (or 17%) from last year due to higher levels of bank borrowings necessitated by growth. The Company's effective tax rate in the first quarter of 1996 remained approximately the same as the prior year's first quarter. Net income for the first quarter of 1996 was $672,000, a 92% increase from the prior year's first quarter. The contribution each division made to these results is discussed below.

COMMUNICATIONS DIVISION

The Communication Division's net sales of $13,210,000 in the first quarter of 1996 were $3,130,000, or 31% higher than the previous year's first quarter. Approximately $1,400,000 of the increase can be attributed to the inclusion of three months of revenues associated with the acquisition of Centercom, compared to one month of revenue in the first quarter of 1995. Excluding the additional sales from the acquisition, sales increased by 20% for the quarter.

Gross margins as a percentage of sales increased from 31% in the first quarter of last year to 32% for the current year's first quarter. The improvement in gross margins reflects the Company's continued efforts of cost containment and improvements in operating efficiencies.

Selling and administrative expenses increased slightly as a percentage of net sales in the first quarter of 1996 compared to the first quarter of 1995 as a result of additional expenses associated with the sales growth and acquisitions.

Pretax income increased 30% in the first quarter of 1996 to $613,000, up $143,000 over the first quarter of 1995. The improvement in pretax income is the result of improved sales and gross margins being somewhat offset by an increase in operating expenses. Interest expense increased in the first quarter from 194,000 in 1995 to $222,000 in 1996.

PRODUCTS DIVISION

The Products Division's net sales increased 130% in the first quarter of 1996, from $2,293,000 to $5,273,000. The increase was due to the acquisition of IAAC on January 31, 1996. Sales from the IAAC product line totaled $3,160,000 for the first quarter of 1996 and offset a slight decrease in sales (8%) from the preexisting operations. The operations of IAAC are seasonal, with approximately 80% of the sales occurring in the first half of the year to serve the summer tourist industry.

The gross margin percentage increased from 29% in the first quarter of 1995 to 32% in 1996. The improvement can be attributed to a slight decrease in raw material costs and the increased sales volume which improved the leverage of fixed costs.

The increased sales and the acquisition resulted in an 109% increase in operating expenses, from $522,000 to $1,091,000 in the first quarter of 1996. As a percentage of sales, operating expenses declined from 23% in the first quarter of 1995 to 21% in 1996.

As a result of the increase in sales and the improvement in gross margins, pretax income increased 338% from $124,000 in the first quarter of 1995 to $543,000 in the first quarter of 1996.

LIQUIDITY AND SOURCES OF CAPITAL

The Company used approximately $1,196,000 of cash in operating activities in the first quarter of 1996 compared to $621,000 used in the same period in 1995. The increase in net income for the period was offset by increases in working capital accounts. Accounts receivable balances increased $4,500,000 from year end as a result of the sales growth in the Products Division which grants its customers extended credit terms.

The Company's principal sources of liquidity continue to be operating income, long-term debt secured by specific equipment, and its revolving credit facility. At April 30, 1996, approximately $6,500,000 of this facility was available, and the Company believes that the liquidity provided by the sources described above will be adequate to meet its normal operating requirements over the near term. The Company continues to investigate potential acquisitions, and depending on the size and structure of the transaction, additional funding may be required. As of May 31, 1996, no definitive agreements have been reached regarding any such acquisitions.

                           PART II - OTHER INFORMATION

                           VAUGHN COMMUNICATIONS, INC.



    Item 6.   Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   The following is a list and Exhibit Index of the Exhibits filed herewith.


              NO.                     DESCRIPTION                      PAGE
             ----                     -----------                      ----

             (11)               Computation of earnings per share

             (27)               Financial data schedule



              (b)  Reports on Form 8-K

                   During the quarter ended April 30, 1996, for which this Form 10-Q is filed, the Company did not file with the Securities and Exchange Commission any current reports on Form 8-K.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VAUGHN COMMUNICATIONS, INC.
                                    ----------------------------------------

Date
     ----------------               ----------------------------------------
                                    E. David Willette, CEO and Treasurer
                                    (Principal Executive and Financial Officer)



Date
     ----------------               ----------------------------------------
                                    M. Charles Reinhart, Controller
                                    (Principal Accounting Officer)

                          VAUGHN COMMUNICATIONS, INC.

                       COMPUTATION OF EARNINGS PER SHARE


                                                    Three Months Ended April 30
                                                    ---------------------------
                                                       1996            1995
                                                    -----------     -----------
PRIMARY:
    Average Shares Outstanding . . . . . . . . . .    3,301,187       2,921,696
    Net effect of dilutive stock options based on
      the treasury stock method using average
      market price . . . . . . . . . . . . . . . .      401,724         486,386
                                                    -----------     -----------
        TOTAL. . . . . . . . . . . . . . . . . . .    3,702,911       3,408,082
                                                    -----------     -----------
                                                    -----------     -----------

    Net Income . . . . . . . . . . . . . . . . . .   $  671,568      $  349,301
                                                    -----------     -----------
                                                    -----------     -----------

NET INCOME PER SHARE                                      $ .18           $ .10
                                                          -----           -----
                                                          -----           -----

FULLY DILUTED:
    Average shares outstanding . . . . . . . . . .    3,301,187       2,921,696
    Net effect of dilutive stock options based on
      the treasury stock method using the quarter-
      end market price if higher than average
      market price . . . . . . . . . . . . . . . .      402,988         486,821
                                                    -----------     -----------
        TOTAL. . . . . . . . . . . . . . . . . . .    3,704,175       3,408,517
                                                    -----------     -----------
                                                    -----------     -----------

    Net Income . . . . . . . . . . . . . . . . . .    $ 671,568      $  349,301
                                                    -----------     -----------
                                                    -----------     -----------

NET INCOME PER SHARE:                                     $ .18           $ .10
                                                          -----           -----
                                                          -----           -----