Form 10-Q
period 1996-07-31
VAUGHN COMMUNICATIONS INC
filed 1996-09-10
CIK 808095

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     JULY 31, 1996
                               -------------------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                               ---------------------   -----------------------

COMMISSION FILE NUMBER   0-15424
                         -------

                             VAUGHN COMMUNICATIONS, INC.
- --------------------------------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MINNESOTA                                   41-0626191
- --------------------------------------   ---------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYEE IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

5050 WEST 78TH STREET, MINNEAPOLIS, MINNESOTA                55435
- ----------------------------------------------   ------------------------------
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


COMMON STOCK, $.10  PAR VALUE 3,692,496 OUTSTANDING SHARES AS OF AUGUST 31,
1996.

                             VAUGHN COMMUNICATIONS, INC.

                                        INDEX

PART I - FINANCIAL INFORMATION

    ITEM 1.   Financial Statements (Unaudited)

              Condensed consolidated balance sheets - July 31, 1996 and January 31, 1996

              Condensed consolidated statements of income - Three months ended July 31, 1996 and 1995; Six months ended July 31, 1996 and 1995

              Condensed consolidated statements of cash flow - Six months ended July 31, 1996 and 1995

              Notes to condensed consolidated financial statements - July 31,
              1996


    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

    ITEM 4.   Submission of Matters to a Vote of Security Holders


    ITEM 6.   Exhibits and Reports on Form 8-K


Signatures

Exhibits

                             PART 1-FINANCIAL INFORMATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                                                                  July 31          January 31
                                                                                  -------          ----------
ASSETS                                                                              1996              1996
                                                                                    ----              ----
    Current Assets

      Trade accounts receivable less allowance of $873,000
        July 31, 1996 and $626,000 at January 31, 1996                        $11,928,664         $10,118,138
      Inventories                                                               7,636,387           7,778,267
      Other                                                                       969,508           1,182,731
                                                                              -----------         -----------
                        Total Current Assets                                   20,534,559          19,079,136

      Property, plant and equipment                                            23,121,270          21,796,605
        Less accumulated depreciation                                         (14,552,133)        (13,045,330)
                                                                              -----------         -----------
                                                                                8,569,137           8,751,275

      Intangible and Other Assets                                               4,595,994           4,985,407
                                                                              -----------         -----------
                                                                              $33,699,690         $32,815,818
                                                                              -----------         -----------
                                                                              -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities

      Accounts payable                                                        $ 2,737,545         $ 2,937,357
      Notes payable to banks                                                    4,030,563           4,014,405
      Salaries, wages and payroll taxes                                           217,275             583,396
      Current portion of long-term debt and capital lease obligations           4,297,075           2,855,724
      Other                                                                     2,163,782           1,110,234
                                                                              -----------         -----------
                        Total Current Liabilities                              13,446,240          11,501,116

    Long-term debt (less current portion)                                       3,497,344           6,478,306
    Capital lease obligations (less current portion)                            1,583,909           1,293,545
    Deferred taxes                                                                 25,326              25,326

    Shareholders' Equity

      Common stock, par value $.10 per share:
        Authorized 20,000,000 shares; issued and outstanding July 31, 1996 -
        3,690,007 shares; January 31, 1996 - 3,457,714 shares                     369,000             345,774
      Additional paid-in capital                                                6,589,216           6,289,874
      Retained earnings                                                         8,188,655           8,881,877
                                                                              -----------         -----------
                        Total Shareholders' Equity                             15,146,871          15,517,525
                                                                              -----------         -----------

                                                                              $33,699,690         $32,815,818
                                                                              -----------         -----------
                                                                              -----------         -----------


See Notes to Consolidated Financial Statements

                             VAUGHN COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)



                                                          Three Months Ended                       Six Months Ended
                                                                July 31                                 July 31
                                                      ------------------------                ------------------------
                                                     1996                1995                1996                1995
                                                     ----                ----                ----                ----

NET SALES                                      $ 18,300,366        $ 15,001,571        $ 37,616,131        $ 28,334,355

COST AND EXPENSES:
    Costs of goods sold                          12,244,977          10,025,677          25,331,748          19,147,763
    Selling and administrative                    4,538,061           3,664,960           9,310,901           7,000,257
    Interest                                        372,236             385,076             712,428             665,551
    Other expense (income)                          (15,104)                659             (20,265)             (8,339)
                                               ------------        ------------        ------------        ------------
                                                 17,140,170          14,076,372          35,334,812          26,805,232

INCOME BEFORE INCOME TAXES                        1,160,196             925,199           2,281,319           1,529,123

Income taxes                                        489,086             404,960             974,086             649,960
                                               ------------        ------------        ------------        ------------

NET INCOME                                     $    671,110        $    520,239        $  1,307,233        $    879,163
                                               ------------        ------------        ------------        ------------
                                               ------------        ------------        ------------        ------------

NET INCOME PER
COMMON SHARE                                   $       0.17        $       0.14        $       0.33        $       0.24
                                               ------------        ------------        ------------        ------------
                                               ------------        ------------        ------------        ------------


See notes to condensed consolidated financial statements

                             VAUGHN COMMUNICATIONS, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (Unaudited)


                                                                          Six Months Ended July 31
                                                                          ------------------------
                                                                         1996                1995
                                                                         ----                ----
OPERATING ACTIVITIES
  Net Income                                                       $  1,307,233         $   879,163
  Adjustments to reconcile net income to cash
   provided by operations
    Depreciation and Amortization                                     1,686,266           1,533,454
    Receivables                                                      (2,053,271)            126,318
    Inventories                                                         141,880            (794,915)
    Other Assets                                                        428,230             (54,293)
    Accounts Payable                                                   (199,814)         (1,558,463)
    Other Liabilities                                                   733,283             138,186
                                                                    -----------         -----------
      Net cash provided by operating activities                       2,043,807             267,450


INVESTING ACTIVITIES
  Additions to property, plant, and equipment                        (1,324,665)         (1,292,500)
  Purchase of business less cash acquired                                     -          (5,327,601)
  Other                                                                 191,379              36,928
                                                                    -----------         -----------
      Net cash used in investing activities                          (1,133,286)         (6,583,173)


FINANCING ACTIVITIES
  Repayments of long-term debt and capital leases                    (1,342,359)         (1,124,152)
  Borrowings under revolver                                              16,158             513,848
  Lease financing of equipment                                           93,112             683,671
  Increase in bank debt                                                       -           5,000,000
  Stock issued in purchase of business                                        -           1,170,000
  Other                                                                 322,568              76,024
                                                                    -----------         -----------

      Net cash provided by (used in) financing activities              (910,521)          6,319,391

      Change in cash                                                          -               3,668

  Cash and cash equivalents at beginning of year                              -               3,239
                                                                    -----------         -----------

  Cash and Cash Equivalents at end of period                        $         -         $     6,907
                                                                    -----------         -----------
                                                                    -----------         -----------


See notes to condensed consolidated financial statements

                             VAUGHN COMMUNICATIONS, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                    July 31, 1996

NOTE A - BASIS OF PRESENTATIONS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1996. Prior period financial statements have been restated to reflect the acquisition on June 28, 1996 of Satastar Corporate Services, Inc. which was accounted for as a pooling of interests. (See Note B)

NOTE B - ACQUISITION OF SATASTAR CORPORATE SERVICES, INC.

Satastar Corporate Services, Inc. (dba PVS Corporate Services), a videotape duplicator located in Chicago, Illinois, was acquired by the Company on June 28, 1996 by the issuance of 165,357 shares of common stock, $.10 par value, in exchange for all of the outstanding capital stock of Satastar Corporate Services, Inc. The business combination has been accounted for as a pooling of interest, and, accordingly, the financial statements have been restated to include the combined results of operations from the date Satastar commenced operations.

Included in results of operations for the period ended July 31, 1996 are the following results of the previously separate companies for the period of February 1, 1996 to June 28, 1996:

                                    Three Months Ended July 31, 1996
                                    --------------------------------

                               Company         Satastar         Combined
                               -------         --------         --------
Net Sales                    $17,771,900       $528,466       $18,300,366
Net Income (Loss)                719,396        (48,286)          671,110

                                    Six Months Ended July 31, 1996
                                    -------------------------------

                               Company         Satastar         Combined
                               -------         --------         --------
Net Sales                    $36,254,414    $1,361,717        $37,616,131
Net Income (Loss)              1,390,964       (83,731)         1,307,233

The following is a reconciliation of revenue and earnings previously reported by the Company for the period ended July 31, 1995 with the combined amounts currently presented in the financial statement for that period.

                                    Three Months Ended July 31, 1995
                                    --------------------------------

                               Company         Satastar         Combined
                               -------         --------         --------
Net Sales                    $14,041,547      $960,024        $15,001,571
Net Income                       517,166         3,073            520,239

                                    Six Months Ended July 31, 1995
                                    ------------------------------

                               Company         Satastar         Combined
                               -------         --------         --------
Net Sales                    $26,414,962     $1,919,393       $28,334,355
Net Income                       866,467         12,696           879,163


NOTE C - ACQUISITIONS

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

On January 31, 1996, the Company acquired the assets and assumed certain liabilities of Indian Arts and Crafts, Inc., a gift product business located in Seattle, Washington. The acquisition has been accounted for by the purchase method of accounting, and the consolidated financial statements for the year ended January 31, 1996 reflect the purchase of the business, but do not include any results from operations since the transaction was completed on the last day of the fiscal year.

The purchase price was approximately $2,332,000 including approximately $82,000 of cash, 145,138 shares of Vaughn Communications, Inc. common stock valued at $1,250,000, and long-term debt to the seller of $1,000,000. Goodwill recorded in this transaction will be amortized over 10 years using the straight-line method.

The pro forma unaudited results of operations, assuming consummation of all acquisitions as of February 1, 1995, are as follows:

                          Three Months Ended July 31  Six Months Ended July 31
                          --------------------------  ------------------------
                              1996         1995         1996         1995
                              ----         ----         ----         ----

Net Sales                 $18,300,000  $19,403,000  $37,616,000   $36,454,000
Net Income                    671,000    1,001,000    1,307,000     1,431,000
Net Income per Common Share   $.17       $.25         $.33          $.36

MANAGEMENT'S DISCUSSION AND ANALYSIS

On June 28, 1996, the Company acquired Satastar Corporate Services, Inc. by the issuance of 165,357 shares of common stock in exchange for all the outstanding capital stock of Satastar. The business combination has been accounted for as a pooling of interest, and, accordingly, the financial statements include the combined results of operations from the date Satastar commenced operations. The historical results of Satastar are not deemed to be material to the Company's performance, hence, the following relates to the results of operations on a pro forma basis only.

Net sales increased 22% in the second quarter of 1996 to $18,300,000, an increase of $3,299,000 from the second quarter of 1995. For the first six months of 1996, sales of $37,616,000 were $9,282,000, or 33% greater than the same period last year. Gross margins in the second quarter remained at 33% for both years. Year to date, gross margins have also remained approximately the same as the prior year. Operating expenses as a percentage of sales for the first six months have remained at 25%, while interest expense has also remained constant. Net income increased 29% in the second quarter of 1996 to $671,000, while for the first six months net income increased 49% to $1,307,000 in 1996. The contribution each division made to these results is discussed below.

COMMUNICATIONS DIVISION

The Communications Division's net sales of $12,900,000 in the second quarter of 1996 were a slight increase over last year's second quarter sales of $12,700,000. For the first six months of 1996, sales were approximately $27,000,000, a 13% increase over the previous year's sales of $24,000,000. The relatively flat sales level in the second quarter occurred in the early summer months, and management believes that this slowdown in sales occurred throughout the duplication industry and that sales volume will return to more historical growth levels of 15%-18% in the second half of the year. Gross margins as a percentage of sales decreased slightly in the second quarter of 1996 to 33% compared to 34% in the second quarter of 1995. For the first six months of 1996, the gross margin was 33%, the same percentage as the comparable period last year.

Selling and administrative expenses as a percentage of sales increased in the first six months of 1996 to 27% from 25% in the first six months of 1995. The increase was due in part to additional costs associated with the acquisition of Satastar and costs associated with sales growth.

The flat sales level, combined with an increase in operating expenses, resulted in a decrease in pretax income from $787,000 in the second quarter of 1995 to $410,000 in the second quarter of 1996. For the first six months pretax income decreased from $1,266,000 in 1995 to $988,000 in 1996.

PRODUCTS DIVISION

The Products Division's net sales increased 135% in the second quarter of 1996 to $5,411,000. For the first six months of 1996 sales were $10,683,000, a 132% increase over the previous year. The increase was due to the acquisition of Indian Arts and Crafts ("IAAC") on January 31, 1996. Sales from the IAAC product line were $6,334,000 for the first six months of 1996 and offset a slight decrease in sales (5%) from the preexisting operations. The operations of the Products Division are seasonal, with approximately 80% of the sales occurring in the first half of the year to serve the summer tourist industry.

Gross margins as a percentage of sales increased from 30% in the first six months of 1995 to 33% in 1996. The improvement can be attributed to a slight decrease in raw material costs and improved leveraging of fixed costs due to the increase in sales.

The increased sales and the acquisition resulted in an 87% increase in operating expenses in the second quarter of 1996, from $524,000 in 1995 to $979,000. For the first six months, operating expenses as a percentage of sales have decreased from 23% in 1995 to 19% in 1996.

As a result of the increase in sales and the improvement in gross margins, pretax income for the first six months of 1996 increased from $267,000 in 1995 to $1,293,000. In the second quarter, pretax income increased $605,000, from $143,000 in 1995 to $748,000 in 1996.

LIQUIDITY AND SOURCES OF CAPITAL

The Company generated approximately $2,044,000 of cash from operating activities in the first six months of 1996 compared to $267,000 in the same period of 1995. The increase was due to improved profits and improved working capital management.

The Company's principal sources of liquidity continue to be operating income, long-term debt secured by specific equipment, and its revolving credit facility. At July 31, 1996, approximately $4,300,000 of this facility was available, and the Company believes that the liquidity provided by the sources described above will be adequate to meet its normal operating requirements over the near term. The Company continues to investigate potential acquisitions, and depending on the size and structure of the transaction, additional funding may be required. As of August 31, 1996, no definitive agreements have been reached regarding any such acquisitions.

                             PART II - OTHER INFORMATION

                              VAUGHN COMMUNICATION, INC.


             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Shareholders of Vaughn Communications, Inc. (the "Company") was held June 19, 1996. The Company's Board of Directors solicited proxies for the Meeting pursuant to its Proxy Statement dated May 20, 1996 (the "Proxy Statement") and in accordance with Regulation 14A under the Securities Exchange Act.

The following proposals, described in the Proxy Statement, were presented to the Shareholders and approved as follows:

1) Board nominees Robert Harmon, Roger Heegaard, William Smith and Donald Drapeau were reelected by plurality vote (as set forth below) to serve as members of the Company's Board of Directors for three-year terms expiring at the 1999 Annual Meeting of Shareholders, and until their successors are elected and have qualified. There was no solicitation in opposition.

                           Votes        Votes       Votes     Broker
                            For        Withheld    Against   Non-Votes
                           -----       --------    -------   ---------

    Robert Harmon       2,853,963      1,491        -        218,875
    Roger Heegaard      2,853,963      1,491        -        218,875
    William Smith       2,853,963      1,491        -        218,875
    Donald Drapeau      2,853,320      1,491       643       218,875

The remaining members of the Board of Directors were not elected at the 1996 Annual Meeting. Messrs. Rodney P. Burwell, Michael R. Sill and E. David Willette continue to serve terms expiring at the 1997 Annual Meeting of Shareholders; and until their successors are elected and have qualified.
Messrs. Jeffrey Johnson, Laurence LeJeune, and Harold Wahlquist continue to serve terms expiring at the 1998 Annual Meeting of Shareholders; and until their successors are elected and have qualified.

2) By the affirmative vote of 1,741,807 in favor and the negative vote of 183,640 against, with 39,183 abstentions, the Shareholders approved adoption by the Company of its 1995 Non-Employee Directors Stock Option Plan which was previously adopted by the Board of Directors. The Plan provides for the issuance to non-employee Directors of up to 100,000 shares of authorized but unissued Common Stock pursuant to nonstatutory stock options.

The shareholder actions summarized above are described in further detail in the Proxy Statement which is filed as Exhibit 22 to this 10-Q Report.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following is a list and Exhibit Index of the Exhibits filed herewith.


         NO.            DESCRIPTION

         (11)           Computation of earnings per share

         (22) Proxy Statement dated May 20, 1996 for the Company's Annual Meeting of Shareholders held June 19, 1996 incorporated by reference to filing thereof on May 20, 1996

         (27)           Financial data schedule


         (b)    Reports on Form 8-K

                During the quarter ended July 31, 1996 for which this Form 10-Q is filed, the Company did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto authorized.



                                     Vaughn Communications, Inc.
                                  __________________________________



Date ________________             __________________________________
                                         E. David Willette
                                  Chief Executive Officer and Treasurer


Date ________________             _________________________________
                                   M. Charles Reinhart, Controller
                                   (Principal Accounting Officer)