Form 10-Q
period 1996-10-31
VAUGHN COMMUNICATIONS INC
filed 1996-12-12
CIK 808095

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                       October 31, 1996
                               ------------------------------------------------

                                          or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to________________________

Commission file number   0-15424
                         -------


                             Vaughn Communications, Inc.
-------------------------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)


    Minnesota                                               41-0626191
----------------------------------------------         ------------------------
    (State or other jurisdiction of                       (I.R.S. Employee
    incorporation or organization)                       Identification No.)


     5050 West 78th Street, Minneapolis, Minnesota             55435
-------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)


                                     612/832-3200
-------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,if
                             changed since last  report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   x    No
         -----      -----


Common Stock, $.10  Par Value 3,702,336 outstanding shares as of
November 30, 1996.

                             VAUGHN COMMUNICATIONS, INC.

                                        INDEX


PART I - FINANCIAL INFORMATION


    ITEM 1.   Financial Statements (Unaudited)

              Condensed consolidated balance sheets - October 31, 1996 and January 31, 1996

              Condensed consolidated statements of income - Three months ended October 31, 1996 and 1995; Nine months ended October 31, 1996 and 1995

              Condensed consolidated statements of cash flow - Nine months ended October 31, 1996 and 1995

              Notes to condensed consolidated financial statements - October 31, 1996


    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION


    ITEM 6.   Exhibits and Reports on Form 8-K


    Signatures

    Exhibits

                             PART 1-FINANCIAL INFORMATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (unaudited)


                                                                     October 31              January 31
                                                                        1996                    1996
                                                                        ----                    ----
ASSETS

   Current Assets


       Trade accounts receivable less allowance of $813,000 at
         October 31, 1996 and $626,000 at January 31, 1996          $11,114,147             $10,118,138
       Inventories                                                    8,333,282               7,778,267
       Other                                                          1,372,998               1,182,731
                                                                    -----------             -----------
                        Total Current Assets                         20,820,427              19,079,136



   Property, plant and equipment                                     24,404,426              21,796,605
       Less accumulated depreciation                                 15,396,692              13,045,330
                                                                    -----------             -----------

                                                                      9,007,734               8,751,275

   Intangible and Other Assets                                        4,486,080               4,985,407
                                                                    -----------             -----------

                                                                    $34,314,241             $32,815,818
                                                                    -----------             -----------
                                                                    -----------             -----------



LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities

       Accounts payable                                             $ 3,863,956             $ 2,937,357
       Notes payable to bank                                          2,412,921               4,014,405
       Salaries, wages and payroll taxes                                201,441                 583,396
       Current portion of long-term debt and capital
         lease obligations                                            4,523,396               2,855,724
       Other                                                          2,564,978               1,110,234
                                                                    -----------             -----------
                        Total Current Liabilities                    13,566,692              11,501,116



   Long-term debt (less current portion)                              3,409,965               6,478,306
   Capital lease obligations (less current portion)                   1,805,494               1,293,545
   Deferred taxes                                                        25,326                  25,326



Shareholders' Equity

   Common stock, par value $.10 per share:
     Authorized 20,000,000 shares; issued and outstanding
     October 31, 1996 - 3,699,574 shares; January 31, 1996 -
     3,457,714 shares                                                   370,957                 346,774
   Additional paid-in capital                                         6,602,365               6,288,874
   Retained earnings                                                  8,533,442               6,881,877
                                                                    -----------             -----------
                        Total Shareholders' Equity                   15,506,764              13,517,525


                                                                    $34,314,241             $32,815,818
                                                                    -----------             -----------
                                                                    -----------             -----------



See notes to condensed consolidated financial statements

                             VAUGHN COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)



                                                      Three Months Ended               Nine Months Ended
                                                           October 31                     October 31
                                                      -------------------              -----------------
                                                      1996           1995              1996         1995
                                                      ----           ----              ----         ----
NET SALES                                          $16,369,329    $ 15,928,182      $53,985,460   $ 44,262,537

COST AND EXPENSES:
    Costs of goods sold                             11,099,914      10,726,798       36,431,662     29,874,561
    Selling and administrative                       4,388,304       3,698,322       13,699,205     10,698,579
    Interest                                           294,618         359,844        1,007,046      1,025,395
    Other expense (income)                             (12,838)          8,469          (33,103)           130
                                                   -----------    ------------      -----------    -----------
                                                    15,769,998      14,793,433       51,104,810     41,598,665

INCOME BEFORE INCOME TAXES                             599,331       1,134,749        2,880,650      2,663,872

Income taxes                                           255,000         486,540        1,229,086      1,136,500
                                                   -----------    ------------      -----------   ------------


NET INCOME                                         $   344,331    $    648,209      $ 1,651,564   $  1,527,372
                                                   -----------    ------------      -----------   ------------
                                                   -----------    ------------      -----------   ------------



NET INCOME PER
COMMON SHARE                                       $      0.09    $       0.18      $      0.42   $       0.42
                                                   -----------    ------------      -----------   ------------
                                                   -----------    ------------      -----------   ------------




    See notes to condensed consolidated financial statements

                             VAUGHN COMMUNICATIONS, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (Unaudited)


                                                                         Nine Months Ended October 31
                                                                   ------------------------------------
                                                                          1996                1995
                                                                          ----                ----
OPERATING ACTIVITIES
   Net Income                                                      $  1,651,564           $   1,527,372
   Adjustments to reconcile net income to cash
     provided by operations
       Depreciation and Amortization                                  2,635,593               2,351,429
       Receivables                                                  (1,645,686)                (31,405)
       Inventories                                                    (555,015)             (1,452,956)
       Other Assets                                                     431,672               (235,293)
       Accounts Payable                                                 926,597                  36,412
       Other Liabilities                                              1,119,101                 687,107
                                                                   ------------           -------------
              Net cash provided by operating activities               4,563,826               2,882,666


INVESTING ACTIVITIES
   Additions to property, plant, and equipment                      (2,607,821)             (2,094,201)
   Purchase of business less cash acquired                                    0             (5,327,601)
   Other                                                                196,525                  49,973
                                                                   ------------           -------------
              Net cash used in investing activities                 (2,411,296)             (7,371,829)


FINANCING ACTIVITIES
   Repayments of long-term debt and capital leases                  (2,037,835)             (1,638,109)
   Repayments under revolver                                        (1,601,484)             (1,154,011)
   Lease financing of equipment                                         749,115                 995,175
   Increase in bank debt                                                400,000               5,000,000
   Stock issued in purchase of business                                       -               1,170,000
   Other                                                                337,674                 112,869
                                                                   ------------           -------------
              Net cash provided by (used in) financing activities   (2,152,530)               4,485,924

              Change in cash                                                  0                 (3,239)


   Cash and cash equivalents at beginning of year                             0                   3,239
                                                                   ------------           -------------

   Cash and cash equivalents at end of period                      $          0           $           0
                                                                   ------------           -------------
                                                                   ------------           -------------



    See notes to condensed consolidated financial statements

                             VAUGHN COMMUNICATIONS, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                   October 31, 1996


NOTE A - BASIS OF PRESENTATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1996. Prior period financial statements have been restated to reflect the acquisition on June 28, 1996 of Satastar Corporate Services, Inc. which was accounted for as a pooling of interests. (See Note B)


NOTE B - ACQUISITION OF SATASTAR CORPORATE SERVICES, INC.

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

Included in results of operations for the period ended October 31, 1996 are the following results of the previously separate companies for the period of February 1, 1996 to June 28, 1996:

                                   Nine Months Ended October 31, 1996
                                   ----------------------------------

                                  Company        Satastar      Combined
                                  -------        --------      --------
       Net Sales                $52,623,743      $1,361,717   $53,985,460
       Net Income (Loss)        $ 1,735,295      $  (83,731)  $ 1,651,564

The following is a reconciliation of revenue and earnings previously reported by the Company for the period ended October 31, 1995 with the combined amounts currently presented in the financial statement for that period.

                                   Three Months Ended October 31, 1995
                                   -----------------------------------

                                   Company        Satastar      Combined
                                   -------        --------      --------
       Net Sales                $14,879,000      $1,049,000   $15,928,000
       Net Income               $   589,000      $   59,000   $   648,000



                                    Nine Months Ended October 31, 1995
                                    ----------------------------------

                                   Company        Satastar      Combined
                                   -------        --------      --------
       Net Sales                $41,295,000      $2,968,000   $44,263,000
       Net Income               $ 1,460,000      $   67,000   $ 1,527,000

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

The pro forma unaudited results of operations, assuming consummation of all acquisitions as of February 1, 1995, are as follows:


                                        Three Months Ended October 31  Nine Months Ended October 31
                                        -----------------------------  ----------------------------
                                         1996                1995           1996           1995
                                         ----                ----           ----           ----
Net Sales                             $16,369,000         $17,796,000    $53,985,000    $54,250,000
Net Income                               $344,000            $555,000     $1,652,000     $1,986,000
Net Income per Common Share                $.09                $.14           $.42           $.51


MANAGEMENT'S DISCUSSION AND ANALYSIS

On June 28, 1996, the Company acquired Satastar Corporate Services, Inc. by the issuance of 165,357 shares of common stock in exchange for all of the outstanding capital stock of Satastar. The business combination has been accounted for as a pooling of interest, and, accordingly, the financial statements include the combined results of operations from the date Satastar commenced operations. The historical results of Satastar are not deemed to be material to the Company's performance, therefore, the following relates to the results of operations on a proforma basis only.

Net sales increased 3% in the third quarter of 1996 to $16,400,000, an increase of $400,000 from the third quarter of 1995. For the first nine months of 1996, sales of $54,000,000 were $9,700,000, or 22% greater than the same period last year. Gross margins in the third quarter decreased slightly in 1996 to 32.2% from 32.6% in 1995. Year to date, gross margins have remained the same as the prior year. Operating expenses as a percentage of sales have increased to 25% in the first nine months of 1996, from 19% in the same period of 1995, while interest expense has decreased slightly in the first nine months of 1996 due to lower borrowing levels. Net income decreased 47% in the third quarter of 1996 to $344,000, while for the first nine months net income in 1996 increased 8% to $1,652,000. The contribution each division made to these results is discussed below.

COMMUNICATIONS DIVISION

The Communications Division's net sales of $14,791,000 in the third quarter of 1996 were a slight increase over last year's third quarter sales of $14,779,000. For the first nine months of 1996, sales were approximately $41,700,000, an 8% increase over the previous year's sales of $38,500,000. The majority of the increase in sales over the previous year occurred in the first quarter, as sales have been flat for the last six months. Management believes that the slowdown in sales occurred throughout the videotape duplication industry and that an increase in sales growth will occur in the fourth quarter of 1996. Gross margins as a percentage of sales increased slightly in the third quarter of 1996 to 35% compared to 34% in the third quarter of 1995. For the first nine months of 1996, the gross margin was 33%, the same percentage as the comparable period last year.

Selling and administrative expenses as a percentage of sales increased in the first nine months of 1996 to 26% compared to 24% in the first nine months of 1995. The increase was due in part to additional costs associated with the acquisition of Satastar, costs incurred in the opening of a new branch office in Seattle, Washington, and costs associated with anticipated sales growth

The flat sales level, combined with an increase in operating expenses, resulted in an 11% decrease in pretax income, from $1,364,000 in the third quarter of 1995 to $1,210,000 in the third quarter of 1996. For the first nine months pretax income decreased from $2,643,000 in 1995 to $2,198,000 in 1996.

PRODUCTS DIVISION

The Products Division's net sales increased 37% in the third quarter of 1996 to $1,579,000. Sales in the first nine months of 1996 were $12,262,000, a 114% increase over the previous year. The increase was due to the acquisition of Indian Arts and Crafts (IAAC) on January 31, 1996. Sales from the IAAC product line were $6,977,000 for the first nine months of 1996 and offset an 8% decrease in sales from the preexisting operations. The operations of the Products Division are seasonal, with approximately 80% of the sales occurring in the first half of the year to serve the summer tourist industry.

Gross margins as a percentage of sales increased from 27% in the first nine months of 1995 to 29% in 1996. The improvement can be attributed to a slight decrease in raw material costs and improved leveraging of fixed costs due to the increase in sales.

The increased costs associated with the consolidation of operations in Seattle, Washington resulted in a 79% increase in selling and administrative expenses in the third quarter, from $387,000 in 1995 to $693,000 in 1996. For the first nine months operating expenses as a percentage of sales have decreased from 25% in 1995 to 23% in 1996.

The pretax loss in the third quarter of 1996 was $611,000 compared to last year's third quarter loss of $207,000. The increase in the amount of loss was due primarily to the additional costs incurred in consolidating operations. Pretax income for the first nine months of 1996 was $682,000 compared to $61,000 for the same period last year, due to the increase in sales and the improvement in gross margins.

LIQUIDITY AND SOURCES OF CAPITAL

The Company generated approximately $4,560,000 of cash from operating activities in the first nine months of 1996 compared to $2,880,000 in the same period of 1995. The increase was due primarily to improved working capital management.

The Company's principal sources of liquidity continue to be operating income, long-term debt secured by specific equipment, and its revolving credit facility. At October 31, 1996, approximately $10,000,000 of this facility was available. The Company believes that the liquidity provided by the sources described above will be adequate to meet its normal operating requirements over the near term. The Company continues to investigate potential acquisitions, and depending on the size and structure of the transaction, additional funding may be required. As of November 30, 1996, no definitive agreements have been reached regarding any such acquisitions.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following is a list and Exhibit Index of the Exhibits filed herewith.



         NO.       DESCRIPTION

         (11)      Computation of earnings per share

         (27)      Financial data schedule




         (b)  Reports on Form 8-K

              During the quarter ended October 31, 1996 for which this Form 10-Q is filed, the Company did not file with the Securities and Exchange Commission any current reports on Form 8-K.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto authorized.




                                      Vaughn Communications, Inc.
                                 ----------------------------------



Date                            ----------------------------------
     ----------------                    E. David Willette
                                       Chief Executive Officer
                                    (Principal Executive Officer)




Date                            ----------------------------------
     ----------------                   M. Charles Reinhart
                                       Chief Financial Officer
                                  (Principal Accounting Officer)

                             VAUGHN COMMUNICATIONS, INC.

                          COMPUTATION OF EARNINGS PER SHARE



                                                  Nine Months Ended            Three Months Ended
                                                    October 31                     October 31
                                                -------------------           --------------------
                                                1996           1995           1996            1995
                                                ----           ----           ----           ----
PRIMARY:
   Average shares outstanding                3,616,424      3,216,219      3,698,725      3,287,308
   Net effect of dilutive stock options
    based on the treasury stock method
    using average market price                 311,197        390,017        238,031        411,082
                                           -----------    -----------    -----------   ------------
                TOTAL                        3,927,621      3,606,236      3,936,756      3,698,390
                                           -----------    -----------    -----------   ------------
                                           -----------    -----------    -----------   ------------

   Net Income                              $ 1,651,564    $ 1,527,372    $   344,331   $    648,209
                                           -----------    -----------    -----------   ------------
                                           -----------    -----------    -----------   ------------

   Net Income per Share                    $      0.42    $      0.42    $      0.09   $       0.18
                                           -----------    -----------    -----------   ------------
                                           -----------    -----------    -----------   ------------
FULLY DILUTED:
   Average shares outstanding                3,616,424      3,216,219      3,698,725      3,287,308
   Net effect of dilutive stock options
    based on the treasury stock method
    using the quarter-end market price
    if higher than average market price        313,689        419,621        238,082        411,138
                                           -----------    -----------    -----------   ------------

                 TOTAL                       3,930,113      3,635,840      3,936,807      3,698,446
                                           -----------    -----------    -----------   ------------
                                           -----------    -----------    -----------   ------------

   Net Income                              $ 1,651,564     $1,527,372    $   344,331    $   648,209
                                           -----------    -----------    -----------   ------------
                                           -----------    -----------    -----------   ------------


   Net Income per Share                    $      0.42    $      0.42    $      0.09   $       0.18
                                           -----------    -----------    -----------   ------------
                                           -----------    -----------    -----------   ------------



EXHIBIT 11