Form 10-K405
period 1997-01-31
VAUGHN COMMUNICATIONS INC
filed 1997-04-30
CIK 808095

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
(Mark One)
                                      FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  January 31, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                           to
                                ------------------------     ------------------

Commission file number:  0-15424

                                VAUGHN COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Minnesota                                          41-0626191
------------------------------------                  --------------------------
  State or other jurisdiction of                            (IRS Employer
  incorporation or organization                           Identification No.)

 5050 W. 78TH Street, Minneapolis, Minnesota                      55435
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:        (612) 832-3200
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

    Title of each class               Name of each exchange on which registered

-------------------------------      -------------------------------------------


-------------------------------      -------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $.10 par value
--------------------------------------------------------------------------------
                                   (Title of Class)



--------------------------------------------------------------------------------

                                   (Title of Class)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X    No
                                                      ---      ---

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index appears on Page 22.                            Page 1 of 27 Pages.
                              --                                       --

    The aggregate market value of the registrant's voting shares held by non-affiliates (based upon the closing sale price therefor on the NASDAQ National Market System on April 11, 1997) was approximately $21,895,996. As of April 11, 1997, 3,726,978 shares of the Registrant's Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated herein by reference:

    1. The financial information set forth in the sections captioned "SELECTED FINANCIAL DATA from Continuing Operations (in Thousands, Except Per Share Amounts)" to be included in the Registrant's Annual Report to Shareholders for the Year Ended January 31, 1997 (the "1997 Shareholder Report") are incorporated herein by reference in response to Item 6 of Part II hereof.

    2. The discussion under the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" to be included in the 1997 Shareholder Report is incorporated herein by reference in response to Item 7 of Part II hereof.

    3. The Registrant's audited financial statements to be included in the 1997 Shareholder Report are incorporated herein by reference in response to
Item 8 of Part II hereof.

    4. The discussions under the sections captioned "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", "PROPOSAL 1 ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" to be included in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to the Registrant's shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 with respect to the Annual Meeting of the Shareholders to be held on June 17, 1997 (the "1997 Proxy Statement") are incorporated herein by reference in response to Item 10 of Part III hereof.

    5. The discussions under the sections captioned "COMPENSATION OF DIRECTORS" and "EXECUTIVE COMPENSATION" but excluding the discussions included under the subsections captioned "EXECUTIVE COMPENSATION - "Compensation Committee Report on Executive Compensation" and "EXECUTIVE COMPENSATION - Comparative Stock Performance" to be included in the 1997 Proxy Statement are incorporated herein by reference in response to Item 11 of Part III hereof.

    6. The discussions under the sections captioned "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF", "PROPOSAL 1 ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT - E. D. Willette Stock Put Redemption Agreement, Including Change of Control Provision" to be included in the 1997 Proxy Statement are incorporated herein by reference in response to Item 12 of Part III hereof.

    7. The discussion under the section captioned "TRANSACTIONS WITH MANAGEMENT" to be included in the 1997 Proxy Statement is incorporated herein by reference in response to Item 13 of Part III hereof.

                             VAUGHN COMMUNICATIONS, INC.
                             1997 FORM 10-K ANNUAL REPORT

                                  Table of Contents
                                         and
                                Cross Reference Sheet


                                        PART 1
                                                                           Page
                                                                           ----

Item 1.   Business............................................................1

Item 2.   Properties..........................................................9

Item 3.   Legal Proceedings..................................................10

Item 4.   Submission of Matters to a Vote of Security Holders................10


                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters............................................................10

Item 6.   Selected Financial Data............................................11

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................12

Item 8.   Consolidated Financial Statements and Supplementary Data...........12

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure...........................................12


                                       PART III

Item 10.  Directors and Executive Officers of the Registrant.................12

Items 11. Executive Compensation.............................................12

Item 12.  Security Ownership of Certain Beneficial Owners and Management.....12

Item 13.  Certain Relationships and Related Transactions.....................13


                                       PART IV

Item 14.  Exhibit, Financial Statement Schedule and Reports
          on Form 8-K........................................................13

                                      PART 1


ITEM 1.  BUSINESS

GENERAL

    The Company was founded under the name Vaughn Displays, Inc. in 1943 and changed its name to VAUGHN COMMUNICATIONS, INC. in 1987. The Company is engaged in two business segments. The Vaughn Communications Division is a high volume video tape duplicator for the corporate, educational and institutional user, accounting for approximately 80% of the Company's sales in fiscal 1997. The Vaughn Products Division is a manufacturer and distributor of gift, leather products, and custom designed soft goods sold by gift shops and western stores, accounting for approximately 20% of the Company's sales in fiscal 1997.

    During the fiscal years ended January 31, 1997, 1996 and 1995, the percentage of sales of the Communications Division and the Products Division as compared to total sales of the Company were as follows:

                                            Year Ended January 31,
                                            ----------------------
                 Division                   1997     1996    1995
                 --------                   ----     ----    -----

         Communications Division             80%      87%      83%
         Products Division                   20%      13%      17%


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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Financial information about industry segments for the years ended January 31, 1997, 1996 and 1995 included in the notes to the Registrant's audited consolidated financial statements to be included in the 1997 Shareholder Report are incorporated herein by reference.


VAUGHN COMMUNICATIONS DIVISION

    The Company's operations in the communication industry are conducted through its Communications Division. The Communications Division currently has video tape duplication facilities in Minneapolis, Milwaukee, Phoenix, Tampa, Portland, Atlanta, Dallas, Houston, Raleigh, Chicago, Denver and Seattle and has additional sales offices in St. Louis, New York City, Los Angeles, Nashville, Washington, D.C. and Ft. Lauderdale. It serves markets that are principally located in the United States.

     PRIMARY PRODUCTS AND SERVICES OF THE VIDEO TAPE DUPLICATION BUSINESS

    There are two main formats in the video tape duplication industry regarding VHS - tape standard play and extended play. Standard play is currently the acceptable format for theatrical movies and certain other products. Extended play is garnering a larger segment of the non-theatrical segment. Promotional products, "how to" videos and other videos are moving toward extended play format. The primary reason for this shift in format is that extended play uses one-third the amount of tape required for standard play and can be done in high speed duplication which is ultimately less costly than standard play.

    In addition to the primary products and services noted above, the Communications Division offers international standards conversion, graphic design, product fulfillment, MPEG compression, and rents video production and editing equipment on a short-term basis. This group of ancillary services represents approximately 5% of net sales in fiscal 1997.

    The Company has continued to expand facilities for the Communications Division's high volume video tape duplication. During the Company's fiscal year ended January 31, 1997 ("fiscal 1997") the Communications Division acquired all of the common stock of Satastar Corporate Services, Inc. which is located in Chicago (see also "RECENT ACQUISITIONS - Merger of Satastar Corporate Services Inc.") and expanded its operations in Seattle from a sales office to a full service duplication facility. Expansion has been financed by cash flow generated from operations, equipment leasing and bank financing.

    The Company expended approximately $2,740,000 during fiscal 1997 for additional video tape duplication equipment. It expects to spend an additional $1,400,000 in fiscal 1998 to further expand its duplication facilities.

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

    LICENSES

    The Victor Company of Japan, Ltd. ("JVC"), which owns the "VHS" logo, has established standards for the physical characteristics of the video cassette. Compliance with the JVC standards ensures that the video cassette will be compatible with any VHS machine. Duplicators whose product conforms to the JVC standards are permitted to apply the "VHS" logo to such product and pay JVC a license fee for such privilege. The Communications Division paid JVC a license fee of approximately $550,000 in fiscal 1997 for the privilege of applying the "VHS" logo to its video product.

    SIGNIFICANT CUSTOMERS

    The Communications Division sells to more than 6,000 accounts in any given year. Approximately 16% of its sales come from ten customers, none of which amount to more than 5% of net sales.

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

    MARKETING

    The Communications Division markets its products nationally through the use of 62 sales personnel who operate throughout the United States. To a lesser degree, the Company also uses advertising in trade publications and participation in trade shows.

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

    The primary competitive factors in the video tape duplication business are price, quality of service and range of products. The Communications Division attempts to compete by offering high volume videotape duplication services, at a competitive price, emphasizing service and customer support.

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


VAUGHN PRODUCTS DIVISION

    The Products Division is engaged in the manufacture and sale of a line of soft goods, including custom-designed, silk-screened T-shirts and sweatshirts, souvenir leather products, and gift items sold primarily to retail merchants located in the United States and Canada. The Products Division's manufacturing facilities are located in the Company's Minneapolis, Minnesota plant where it produces a line of over 200 leather items such as billfolds, purses, and personal accessory items, and in Seattle, Washington, where it designs and produces its soft goods products. The Products Division corporate headquarters are also located in Seattle. The gift products are sold at wholesale prices for resale, primarily by gift shops,and are marketed under the "Bloom Brothers" and
"Indian Arts and Crafts" names.   See "RECENT ACQUISITIONS - Purchase of Indian
Arts and Crafts, Inc."

SALES AND DISTRIBUTION

    Sales of the Products Division's products are made throughout the United States and Canada by in-house sales people and independent manufacturer's representatives. The Products Division employs two sales manager and four sales people, and retains 35 manufacturer's representatives. The products are included in a Company catalog, periodically sent to prospective and known customers and made available for use by the sales organization. The Company also participates in trade shows.

    The principal markets for the Products Division's products are gift and souvenir shops that serve the tourist industry.

    The Products Division sells to over 3,000 customers, none of which account for more than 5% of its net sales.

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

    SEASONAL OPERATIONS

    The operations of the Company's Products Division are seasonal in nature. Approximately half of the production and sale of its products are delivered to customers from March through June.

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

    On March 1, 1994, the Company completed this redeployment by selling its flag, banner, seasonal decorative display and parade and float products operations and assets to Chromatic Concepts Co., a Minneapolis, Minnesota based corporation ("Buyer"). These businesses previously occupied approximately 5,000 square feet of the Company's principal manufacturing plant in Minneapolis, Minnesota and its 12,000 square foot manufacturing plant in Tampa, Florida, and employed 21 manufacturing, sales and administrative personnel. The Buyer reemployed substantially all of these employees. The Company retained its Tampa plant, subject to a short-term lease to the Buyer which expired October 31, 1994, after which this facility was sold to an unrelated party. The portion of the Minneapolis plant previously used by these businesses has been rededicated to use by the Company's Communications and Products Divisions (see "Item 2. Properties" below).

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

EMPLOYEES

    On March 31, 1997, the Company had 695 employees, including 81 in sales and marketing, 493 in manufacturing and 121 in executive, finance and administrative positions. Eighty of the Company's manufacturing and clerical employees are part-time employees. The Company's employees are not represented by a union. The Company considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL LAWS

    The costs associated with the Company's compliance with Federal, state and local environmental laws are minimal. For these reasons, the Company's compliance with such laws does not have a material effect on its capital expenditures, earnings or its competitive position in the marketplace.

RECENT ACQUISITIONS

    MERGER OF SATASTAR CORPORATE SERVICES, INC.

    Pursuant to a Plan and Agreement of Merger dated June 7, 1996, on June 28, 1996 Satastar Corporate Services, Inc. (DBA PVS Corporate Services), an Illinois corporation, was merged into the Company. The Company accounted for the transaction as a pooling of interests. The merger was effected by the issuance of 165,357 shares of the Company's common stock valued at $13.75 per share or approximately $2,274,000 in the aggregate, in exchange for all the common stock of Satastar.

    The Company also entered into employment and noncompete agreements with the former owners of Satastar. The agreements are for terms ranging from two to three years and call for compensation of $130,000 to $162,000 per year.

              DESCRIPTION OF SATASTAR'S BUSINESS

    Satastar is a regional video tape duplicator whose business, with the exception of specific customer identity, is substantially similar to the video tape duplication business of the Company's Communications Division of which Satastar has become part. Satastar has a videotape duplication facility in Chicago, Illinois, and the Company merged its pre-existing facility in Chicago into that of Satastar.

    For Satastar's years ended December 31, 1996 and 1995, it had annual sales of $4,056,000 and $3,868,000, respectively. Net income for the same periods was $102,000 and $342,000.

    At the time of the merger, Satastar had 39 employees, including 3 in sales, 10 in administration and support, and 26 in operations. A majority of these persons are currently employees of Vaughn Communications Division. These employees are not represented by a union, and the Company considers Satastar's employee relations to be satisfactory and there have been no work stoppages.

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

    The purchase price for the capital stock of Centercom was $6,420,000, which was paid equally to the two equal former shareholders of Centercom, Jeffrey Johnson and Robert Harmon (the "Sellers"). The Company paid $5,250,000 in cash and issued 180,000 shares of the Company's common stock, valued at $6.50 per share ($1,170,000 in the aggregate), equal to the closing sale price of the stock on NASDAQ on April 3, 1995. Pursuant to the terms of the Purchase Agreement, the Sellers have been elected as directors of the Company and appointed as members of the Company's Audit Committee.

    The Sellers receive $100,000 each per year for a period of seven years under consulting and noncompete agreements. In addition, the Company has entered into two ten-year leases for the video tape duplication facilities totaling approximately 38,000 square feet owned by a partnership of the Sellers in Milwaukee, Wisconsin, at an aggregate annual net rent of $186,353 for the first three years and $199,225 for the remaining seven years of the lease term. Management of the Company believes that the facilities leased from Sellers are necessary for its video tape duplication business and that the lease terms and conditions are no less favorable to the Company than could be obtained from an unrelated third party (see "Description of Centercom's Business" below).

         FINANCING FOR THE ACQUISITION

    The Company borrowed the cash consideration for the Centercom acquisition from a bank, under a Loan Agreement. The Loan Agreement provided a $5,000,000 term loan due March 31, 2000, payable in consecutive quarterly principal installments of $250,000 commencing July 1, 1995, plus interest at one-quarter percent over the bank's prime rate. The Loan Agreement also provided a revolving credit facility of up to $8,000,000. On February 1, 1996, the Company entered into an amended agreement with its bank which reduced the interest rate on the term loans to the prime rate.

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

    The purchase price of approximately $2,332,000 was paid to the five shareholders of IAAC (the "Sellers"). The Company paid approximately $82,000 in cash, issued 145,138 shares of the Company's common stock valued at $8.6125 per share ($1,250,000 in the aggregate), equal to the average closing sale price of the stock on NASDAQ for the 10 days prior to January 31, 1996, and issued $1,000,000 of long-term debt to the Sellers. The long-term debt consists of two promissory notes; one in the principal amount of $250,000 payable in three equal annual installments beginning January 31, 1997, and the other in the principal amount of $750,000 payable in seven equal annual installments starting on January 31, 1997. The interest rate on both notes is 8.5% per annum.

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

         FINANCING FOR THE ACQUISITION

    The Company used its revolving credit facility to fund the $82,000 cash portion of the purchase price. To fund the anticipated increase in working capital needs, the Company entered into an Amended and Restated Loan Agreement with a bank on February 1, 1996 (the "Amended Agreement"). The Amended Agreement increases the total credit facility from $13,000,000 to $17,000,000 and provides for long-term financing to finance acquisitions and equipment purchases, and a revolving credit facility to finance working capital. The interest rate on the long-term debt (approximately $4,015,000 at January 31, 1997) and the revolving debt is at the prime rate.

         DESCRIPTION OF IAAC'S BUSINESS

    IAAC's business consists primarily of the manufacture and sale of gift and souvenir products. Its principal products are custom-designed soft goods, including T-shirts, sweatshirts and hats sold primarily in Alaska and the Pacific Northwest. The Company has an art department which develops custom designs that are silk-screened on apparel and then sold to retailers by direct salespeople or independent manufacturer's representatives. IAAC also resells other gift and souvenir products through the same sales channels. IAAC has been merged into Vaughn Products Division, and the Company moved the majority of the operations of the Products Division to Seattle during fiscal 1997.

    For IAAC's fiscal years ended December 31, 1995 and 1994, it had annual sales of $7,543,000 and $7,593,000, respectively. Net income for the same periods was $227,000 and $360,000, respectively.

ITEM 2.  PROPERTIES

    The Company owns its executive and administrative offices and principal manufacturing plant consisting of approximately 67,000 square feet located on a 4.1 acre site at 5050 West 78th Street, Minneapolis, Minnesota. Approximately 5,000 square feet is devoted to and equipped for the fabrication and warehousing of the Vaughn Products Division's products and raw materials.

Approximately 57,600 square feet is used for the Vaughn Communications Division's separate administrative and sales offices, showrooms, videotape duplication, shipping, warehouse and handling. The remaining space of approximately 4,400 square feet houses the Company's executive and administrative offices. These facilities include a separate adjacent building of approximately 10,600 square feet. See the Notes to the audited financial statements of the Company incorporated by reference for a description of the mortgage term loan to the Company secured by these facilities.

    The Company leases Vaughn Communications Division's facilities in Milwaukee, Wisconsin; Phoenix, Arizona; Tampa and Orlando, Florida; Portland, Oregon; Atlanta, Georgia; Dallas, Texas; Houston, Texas; Raleigh, North Carolina; Chicago, Illinois; Seattle, Washington; and Denver, Colorado for sales offices and videotape reproduction, totaling approximately 293,000 square feet under leases expiring from 1998 through 2002, at a current total annual rental of approximately $1,155,000.

    The Products Division's Seattle facilities leased from the IAAC Sellers are described under "RECENT ACQUISITIONS - Purchase of Indian Arts and Crafts, Inc." in Item 1 above. In addition, the Products Division leases approximately 24,000 square feet of warehousing and office space in an adjacent building. The lease expires in 1999 and has a current annual rental of $126,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the quarter ended January 31, 1997.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY

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

                                                      Price
                                             ---------------------
              Calendar Period                 High           Low
              ---------------                -------       -------
    1997:     First Quarter                  $ 8.00        $ 6.00

    1996:     First Quarter                  $ 9.375       $ 8.375
              Second Quarter                  19.00          9.00
              Third Quarter                   15.00          9.50
              Fourth Quarter                  10.50          7.00

    1995:     First Quarter                   $7.875       $ 6.25
              Second Quarter                   7.875         5.75
              Third Quarter                    9.375         7.125
              Fourth Quarter                   9.50          7.75

    The last sales price for the Company's Common Stock as reported by the NASDAQ National Market System on April 11, 1997 was $5.875 per share. As of January 31, 1997, the Company had 336 shareholders of record. The Company has never paid a cash dividend on its Common Stock. It intends to retain all earnings to finance the development of its business. The Company's loan agreement with its bank contains limitations on paying dividends. Accordingly, no cash dividends are anticipated for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    During the fiscal year ended January 31, 1997, the Company sold unregistered securities in the amounts, at the times, and for the aggregate amounts of consideration listed below:

    a. On June 28, 1996, the Company issued 165,357 shares of its common stock to Satastar Corporate Services, Inc. ("Satastar") in exchange for all of the outstanding capital stock of Satastar. The business combination of Satastar and the Company has been accounted for as a pooling of interest. There were no underwriters involved in this transaction. The shares issued to the shareholders of Satastar were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). With respect to the Company's reliance on Section 4(2) of the Act, the shareholders of Satastar represented that they acquired the shares for investment and the certificates representing the shares issued to the shareholders of Satastar were legended with respect to restrictions on transfer. See the discussion under "RECENT ACQUISITIONS - Purchase of Satastar Corporate Services, Inc." included in "Item 1. Business."

ITEM 6.  SELECTED FINANCIAL DATA

    The financial information set forth in the sections entitled "SELECTED FINANCIAL DATA from Continuing Operations (in Thousands, Except Per Share Amounts)" to be included in the Company's 1997 Shareholder Report is incorporated herein by reference in response to this Item 6. This section should be read in conjunction with the Notes to Consolidated Financial Statements which also appear in the 1997 Shareholder Report and are incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The discussion under the Section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" to be included in the 1997 Shareholder Report is incorporated herein by reference in response to this Item 7.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company for each of the years in the three-year period ended January 31, 1997, together with the report thereon of Ernst & Young LLP, contained in the 1997 Shareholder Report, are incorporated herein by reference in response to this Item 8.

     The supplementary financial information requirements of Item 302 of Regulation S-K are not applicable to the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The discussions under the sections captioned "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", "PROPOSAL 1 ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" to be included in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to the Registrant's shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 with respect to the Annual Meeting of the Shareholders to be held on June 17, 1997 (the "1997 Proxy Statement") are incorporated herein by reference in response to this
Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

    The discussions under the sections captioned "COMPENSATION OF DIRECTORS" and "EXECUTIVE COMPENSATION" but excluding the discussions included under the subsections captioned "EXECUTIVE COMPENSATION - Compensation Committee Report on Executive Compensation" and "EXECUTIVE COMPENSATION - Comparative Stock Performance" to be included in the 1997 Proxy Statement are incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The discussions under the sections captioned "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF", "PROPOSAL 1 ELECTION OF DIRECTORS" and "TRANSACTIONS

      WITH MANAGEMENT - E. D. Willette Stock Put Redemption Agreement, Including Change of Control Provision" to be included in the 1997 Proxy Statement are incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The discussion under the section captioned "TRANSACTIONS WITH MANAGEMENT" to be included in the 1997 Proxy Statement is incorporated herein by reference in response to this Item 13.


                                      PART IV

ITEM 14. EXHIBIT, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.   CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY

         The consolidated financial statements listed below of the Company for each of the years in the three-year period ended January 31, 1997, together with the report thereon of Ernst & Young LLP, contained in the 1997 Shareholder Report (attached as Exhibit 13) are incorporated herein by reference in response to this Item 14 (a) (1).

         Independent Auditor's Report of Ernst & Young LLP
         Consolidated Balance Sheets as of January 31, 1997 and 1996 Consolidated Statements of Income for the years ended January 31, 1997, 1996 and 1995
         Consolidated Statement of Shareholders' Equity for the years ended January 31, 1997, 1996 and 1995
         Consolidated Statements of Cash Flows for the years ended January 31, 1997, 1996 and 1995
         Notes to Consolidated Financial Statements

         With the exception of the aforementioned information, and the information specified in Parts II and III, the 1997 Shareholder Report is not to be deemed filed as part of this Report.

    2.   FINANCIAL STATEMENT SCHEDULE OF THE COMPANY

              Schedule No.                                 Page
              -----------                                  ----

         II   Valuation and Qualifying Accounts             S-1

         All other schedules are omitted, because they are not applicable, or not required, or because the information is included in the Company's consolidated financial statements or notes thereto.

   b.    REPORTS ON FORM 8-K

         No current Reports on Form 8-K were filed by the Company during the quarter ended January 31, 1997.

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

    (2)(c) Purchase and Sale Agreement dated January 31, 1996 between the Company and the Shareholders of Indian Arts and Crafts, Inc. (without Exhibits, Schedules or Attachments) (incorporated by reference to Exhibit (2)(c) to the Company's Annual Report on Form 10-K for the year ended January 31, 1996 (hereinafter referred to as the "1996 Form 10-K")).

    (2)(d) Plan and Agreement of Merger dated June 7, 1996, between the Company and Satastar Corporate Services, Inc., doing business as PVS Corporate Services (without Exhibits, Schedules or Attachments).

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

    (3)(ii)(b) Third Amendment to the Company's Restated By-Laws adopted
               April 19, 1994 (incorporated herein by reference to Exhibit 3(b) to the 1994 Form 10-K).

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

    (10)(e)    [Intentionally left blank.]

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

    (10)(i) 1983 Incentive Stock Option Plan and form of 1983 Incentive Stock Option Agreement (incorporated by reference to
               Exhibit 10(1) to the Company's S-1 Registration Statement), and copy of amendment to such Plan adopted by the Board June 24, 1992 (incorporated herein by reference to Exhibit 10(i) to the 1993 Form 10-K).

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

    (10)(l) Mortgage and Security Agreement and Fixture Financing Statement and Promissory Note, dated February 26, 1988, between the Company (as mortgagor and borrower) and The Canada Life Assurance Company (as mortgagee and lender), providing for a three year $1,600,000 mortgage loan to the Company with three year renewal options secured by the Company's Minneapolis, Minnesota headquarters and adjacent plant and office facilities (incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the year ended January 31, 1988).

    (10)(m) 1990 Discounted Stock Option Plan adopted by the Company's Board of Directors on June 26, 1990, as amended December 17, 1990, and form of 1990 Discounted Stock Option Agreement (nonstatutory) (incorporated herein by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended
               January 31, 1991), and copy of amendment to such Plan adopted by the Board June 24, 1992 (incorporated herein by reference to Exhibit 10(m) to the 1993 Form 10-K).

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

    (10)(q) Amended and Restated Loan Agreement dated February 1, 1996, between the Company and American Bank N.A. (incorporated by reference to Exhibit (10)(q) to the 1996 Form 10-K.)

    (10)(r) 1995 Non-Employee Director Stock Option Plan adopted by the Board of Directors on June 20, 1995 and form of 1995 Non-Employee Director Nonstatutory Stock Option Agreement.

    10)(s) Third Modification Agreement and Amendment to Mortgage dated January 1, 1997 between the Company and the Canada Life Assurance Company.

    (11)       Statement Regarding Computation of Earnings Per Share.

    (13)       1997 Annual Report to Shareholders.

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

                                  VAUGHN COMMUNICATIONS, INC.



                               By   \s\ E. David Willette
                                  -------------------------------------
                                  E. David Willette
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)


                               By   \s\ M. Charles Reinhart
                                  -------------------------------------
                                  M. Charles Reinhart
                                  Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)


Dated:  April 30, 1997

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



  \s\ E. David Willette                 Director       April 30, 1997
----------------------------------
     E. David Willette


  \s\ Roger F. Heegaard                 Director       April 30, 1997
----------------------------------
     Roger F. Heegaard


  \s\ Harold G. Wahlquist               Director       April 30, 1997
----------------------------------
     Harold G. Wahlquist


  \s\ William D. Smith                  Director       April 30, 1997
----------------------------------
     William D. Smith


  \s\ Laurence F. LeJeune               Director       April 30, 1997
----------------------------------
     Laurence F. LeJeune


  \s\ Michael R. Sill                   Director       April 30, 1997
----------------------------------
     Michael R. Sill


  \s\ Rodney P. Burwell                 Director       April 30, 1997
----------------------------------
     Rodney P. Burwell


  \s\ Jeffrey Johnson                   Director       April 30, 1997
----------------------------------
     Jeffrey Johnson


  \s\ Robert Harmon                     Director       April 30, 1997
----------------------------------
     Robert Harmon


  \s\ Donald J. Drapeau                 Director       April 30, 1997
----------------------------------
     Donald J. Drapeau

                          VAUGHN COMMUNICATIONS, INC.
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


COL. A                   COL. B       COL. C     COL. D      COL. E

                                        Additions
                                        ---------

                                      Charged    Charged
                         Balance at   to Costs   to Other                  Balance at
                         Beginning    and        Accounts-   Deductions    End of
Description              of Period    Expenses   Describe    Describe      Period
-----------              ---------    --------   --------    --------      --------
Year ended
1/31/97:
  Deducted from
  asset account:
  Allowance for
  doubtful accounts      $625,600     $396,694               $372,294(1)   $650,000
                         ---------    --------               --------      --------
                         ---------    --------               --------      --------

Year ended
1/31/96:
  Deducted from
  asset account:
  Allowance for
  doubtful accounts      $536,700     $386,160               $297,260(1)   $625,600
                         ---------    --------               --------      --------
                         ---------    --------               --------      --------

Year ended
1/31/95:
  Deducted from
  asset account:
  Allowance for
  doubtful accounts      $470,000     $290,496               $223,796(1)   $536,700
                         ---------    --------               --------      --------
                         ---------    --------               --------      --------

------------------------
(1)  Uncollectible accounts written off, net of recoveries


                                     - 21 -         S-1

                           VAUGHN COMMUNICATIONS, INC.

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                               INDEX TO EXHIBITS



Exhibit No.        Description of Exhibit
-----------        ----------------------

(2)(d) Plan and Agreement of Merger dated June 7, 1996 between the Company and Satastar Corporate Services, Inc., doing business as PVS Corporate Services (without exhibits, schedules and attachments).

(10)(r) 1995 Non-Employee Director Stock Option Plan adopted on June 20, 1995 and Form of 1995 Non-Employee Director Nonstatutory Stock Option Agreement.

(10)(s) Third Modification Agreement and Amendment to Mortgage dated January 1, 1997, between the Company and Canada Life Assurance.

(11)               Statement Regarding Computation of Earnings Per Share

(13)               1997 Annual Report to Shareholders

(23)               Consent of Independent Auditors

(24)               Power of Attorney (see Signature Page of Report)

(27)               Financial Data Schedules

                           VAUGHN COMMUNICATIONS, INC.

                        COMPUTATI0N OF EARNINGS PER SHARE

                                                                   Year Ended January 31
                                                      ------------------------------------------------
                                                            1997           1996             1995
                                                            ----           ----             ----
PRIMARY:

   Average Shares Outstanding                            3,640,304       3,243,905       2,963,155

   Net effect of dilutive stock options                    283,960         395,168         424,081
   based on the treasury stock method                   ----------      ----------      ----------
   using average market price

   TOTAL                                                 3,924,264       3,639,073       3,387,236
                                                        ----------      ----------      ----------
                                                        ----------      ----------      ----------

   Income from continuing operations                    $2,015,496      $2,247,176      $1,893,459

   Income from discontinued
   operations (net of tax benefit)                          -               -              492,351
                                                        ----------      ----------      ----------

   Net Income                                           $2,015,496      $2,247,176      $2,385,810
                                                        ----------      ----------      ----------
                                                        ----------      ----------      ----------

PER SHARE AMOUNTS:

   Income from continuing operations                       $.51             $.62            $.56
   Income from discontinued operations                       -                -              .14
                                                          ------           ------          ------

                                                           $.51             $.62            $.70
                                                          ------           ------          ------
                                                          ------           ------          ------

FULLY DILUTED:

   Average shares outstanding                            3,640,304       3,243,905       2,963,155

   Net effect of dilutive stock options
   based on the treasury stock method
   using the quarter-end market price
   if higher than average market price                     284,129         433,648         455,481
                                                        ----------      ----------      ----------

   TOTAL                                                 3,924,433       3,677,553       3,418,636
                                                        ----------      ----------      ----------
                                                        ----------      ----------      ----------

   Income from continuing operations                    $2,015,496      $2,247,176      $1,893,459

   Income from discontinued
   operations (net of tax benefit)                           -                -            492,351
                                                        ----------      ----------      ----------

   Net Income                                           $2,015,496      $2,247,176      $2,385,810
                                                        ----------      ----------      ----------
                                                        ----------      ----------      ----------

PER SHARE AMOUNTS:

   Income from continuing operations                       $.51             $.61            $.56
   Income from discontinued operations                       -                -              .14
                                                          ------           ------          ------

                                                           $.51             $.61            $.70
                                                          ------           ------          ------
                                                          ------           ------          ------

EXHIBIT 11