Form 10-Q
period 1997-04-30
VAUGHN COMMUNICATIONS INC
filed 1997-06-10
CIK 808095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED               APRIL 30, 1997
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                           TO
                               -------------------------    --------------------

 COMMISSION FILE NUMBER   0-15424
                          -------


                           VAUGHN COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               MINNESOTA                                 41-0626191
---------------------------------------     ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYEE IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


5050 WEST 78TH STREET, MINNEAPOLIS, MINNESOTA               55435
---------------------------------------------     -------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


                                  612/832-3200
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

COMMON STOCK, $.10  PAR VALUE  3,727,660 OUTSTANDING SHARES AS OF MAY 31, 1997.

                           VAUGHN COMMUNICATIONS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION


     ITEM 1.   Financial Statements (Unaudited)

               Condensed Balance Sheets - April 30, 1997 and January 31, 1997

               Condensed Statements of Income - Three months ended April 30, 1997 and 1996

               Condensed Statements of Cash Flows - Three months ended April 30, 1997 and 1996

               Notes to Condensed Financial Statements - April 30, 1997


     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


     ITEM 6.   Exhibits and Reports on Form 8-K


     Signatures

     Exhibits

                          PART 1-FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                April 30     January 31

ASSETS                                                                            1997          1997
                                                                                  ----          ----
   Current Assets
      Trade accounts receivable, less allowance of $723,000 at
        April 30, 1997 and $650,000 at January 31, 1997                      $13,923,842     $10,685,149
      Inventories                                                             10,093,558       9,256,455
      Other                                                                      384,500       1,626,542
                                                                             -----------     -----------
                  Total Current Assets                                        24,401,900      21,568,146

   Property, plant and equipment                                              25,434,844      24,953,876
      Less accumulated depreciation                                           17,077,335      16,237,440
                                                                             -----------     -----------
                                                                               8,357,509       8,716,436

   Intangible and other assets                                                 4,285,820       4,466,641
                                                                             -----------     -----------
                                                                             $37,045,229     $34,751,223
                                                                             -----------     -----------
                                                                             -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
      Accounts payable                                                       $ 3,742,022     $ 2,982,508
      Note payable to bank                                                     6,513,413       4,781,312
      Salaries, wages and payroll taxes                                          241,198         696,894
      Current portion of long-term debt and capital lease obligations          2,721,494       2,830,033
      Other                                                                    1,218,823       1,009,306
                                                                             -----------     -----------
                  Total Current Liabilities                                   14,436,950      12,300,053

   Long-term debt (less current portion)                                       4,209,784       4,563,880
   Capital lease obligations (less current portion)                              753,775         963,533
   Deferred taxes                                                                 75,326          75,326

   Shareholders' Equity
      Common stock, par value $.10 per share:
        Authorized 20,000,000 shares; issued and outstanding
        April 30, 1997 - 3,726,978 shares; January 31, 1997 -
        3,726,513 shares                                                         372,697         372,652
      Additional paid-in capital                                               7,579,783       7,578,406
      Retained earnings                                                        9,616,914       8,897,373
                                                                             -----------     -----------
                  Total Shareholders' Equity                                  17,569,394      16,848,431

                                                                             $37,045,229     $34,751,223
                                                                             -----------     -----------
                                                                             -----------     -----------


Note: The balance sheet at January 31, 1997 has been derived from the audited financial statements at that date. See Notes to Condensed Financial Statements

                           VAUGHN COMMUNICATIONS, INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Three Months Ended
                                                            April 30
                                                  ---------------------------
                                                     1997            1996
                                                     ----            ----

Net Sales                                         $18,265,539     $19,315,765

Cost and Expenses:

   Costs of goods sold                             12,084,036      13,086,771

   Selling and administrative                       4,661,048       4,772,840

   Interest                                           307,498         340,192

   Other (Income)                                     (21,576)         (5,161)
                                                  -----------     -----------
                                                   17,031,006      18,194,642
                                                  -----------     -----------

Income before income tax                            1,234,533       1,121,123

Income taxes                                          515,000         485,000
                                                  -----------     -----------
Net Income                                        $   719,533     $   636,123
                                                  -----------     -----------
                                                  -----------     -----------

NET INCOME PER COMMON SHARE:                          $.19            $.16
                                                      ----            ----
                                                      ----            ----

See Notes to Condensed Financial Statements

                           VAUGHN COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three Months Ended
                                                                              April 30
                                                                         -------------------
                                                                         1997           1996
                                                                         ----           ----
OPERATING ACTIVITIES

   Net income                                                          $719,533       $636,123

   Adjustments to reconcile net income to cash used in operations:

      Depreciation and Amortization                                     918,563        902,525

      Receivables                                                    (3,170,631)    (4,377,101)

      Inventories                                                      (837,104)      (236,907)

      Other Assets                                                    1,008,993        240,829

      Accounts Payable                                                  759,517      1,178,523

      Other Liabilities                                                 (81,192)       604,493
                                                                     ----------     ----------

      Net cash provided by (used in) operating activities              (682,321)    (1,051,515)

INVESTING ACTIVITIES

   Additions to property, plant, and equipment                         (480,968)      (678,109)

   Purchase of business less cash acquired                                    0              0

   Other                                                                102,159         87,806
                                                                     ----------     ----------

           Net cash used in investing activities                       (378,809)      (590,303)


FINANCING ACTIVITIES

   Repayments of long-term debt and capital leases                     (672,393)      (792,877)

   Borrowings under revolver                                          1,732,101      2,405,590

   Other                                                                  1,422         29,105
                                                                     ----------     ----------

           Net cash provided in financing activities                  1,061,130      1,641,818

   Change in cash                                                             0              0

   Cash and cash equivalents at beginning of year                             0              0
                                                                     ----------     ----------

   Cash and cash equivalents at end of period                        $        0     $        0
                                                                     ----------     ----------
                                                                     ----------     ----------

See Notes to Condensed Financial Statements

                           VAUGHN COMMUNICATIONS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 April 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997. Prior period financial statements have been restated to reflect the June 28, 1996 merger with Satastar Corporate Services, Inc., which was accounted for as a pooling of interests (See Note B).


NOTE B - MERGER WITH SATASTAR CORPORATE SERVICES, INC.

Satastar Corporate Services, Inc. (dba PVS Corporate Services), a videotape duplicator located in Chicago, Illinois, was merged with the Company on June 28, 1996 by the issuance of 165,357 shares of common stock, $.10 par value, in exchange for all of the outstanding capital stock of Satastar Corporate Services, Inc. The business combination has been accounted for as a pooling of interest, and, accordingly, the financial statements have been restated to include the combined results of operations from the date Satastar commenced operations.

Included in the results of operations for the period ended April 30, 1996 are the following results of the previously separate companies for the period of February 1, 1996 to April 30, 1996:

                                           Three Months Ended April 30, 1996
                                           ---------------------------------

                                         Company       Satastar      Combined
                                         -------       --------      --------
     Net Sales                         $18,482,500     $833,300     $19,315,800
     Net Income (Loss)                     671,600      (35,500)        636,100


NOTE C - EARNINGS PER SHARE

In February, 1997 the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share for the first quarter ended April 30, 1997 and an increase of $.02 per share in primary earnings per share for the first quarter ended April 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Net sales decreased 5% in the first quarter from $19,316,000 in 1996 to $18,266,000 in 1997. The decrease in sales was primarily attributable to the Products Division, where sales declined by $980,000 from the previous year's first quarter. Gross margins as a percentage of sales increased from 32% in the first quarter of 1996 to 34% in the first quarter of 1997. Operating expenses in the first quarter of 1997 declined by approximately $112,000, or 2%, from the first quarter of 1996. Interest expense also declined slightly in the first quarter of 1997 due to lower levels of borrowings. The Company's effective tax rate in the first quarter of 1997 was approximately the same as the prior year's first quarter. The improvement in gross margins, and the decrease in expenses offset the decrease in sales and resulted in a 13% increase in net income, from $636,000 in the first quarter of 1996 to $720,000 in the first quarter of 1997. The contribution each division made to these results is outlined below.

COMMUNICATIONS DIVISION

The Communications Division's net sales of $13,970,000 in the first quarter of 1997 were approximately the same as the previous year's first quarter. The Company has twelve duplication facilities throughout the United States, and the sales performance from these facilities has been mixed. Six of the facilities have had significant (34%) sales growth from the previous year, while the remaining facilities are either even with or behind last year's sales. The Company continues its efforts to improve the underperforming facilities and maintain the growth in the other facilities.

Gross margins as a percentage of sales increased from 32% in the first quarter of last year to 34% for the current year's first quarter. The improvement in gross margins reflects the Company's continued efforts of cost containment and improvements in operating efficiencies.

Selling and administration expenses increased 3% in the first quarter of 1997 compared to the prior year's first quarter. The Company has instituted an expense control program to ensure that operating expenses do not grow faster than sales in the future.

The increase in operating expense was more than offset by the improvement in gross margins and resulted in a 46% increase in pretax income, from $578,000 in 1996 to $844,000 in the first quarter of 1997.

PRODUCTS DIVISION

The Products Division's net sales decreased 19% in the first quarter of 1997, from $5,273,000 to $4,293,000. The decrease can be attributed in part to the seasonal nature of the business and the need to ship a great majority of its products in a short period of time. Last year, the Company was shipping from two facilities -- Minneapolis and Seattle. With the merger of the two operations in Seattle, it has proven to be more difficult to ship the same volume from the single facility compared to the volume which was shipped from two facilities last year. The Company has orders that are approximately equal to last year and expects to be able to at least partially make up the sales short-fall in the next several months.

The gross margin percentage decreased from 32% in the first quarter of 1996 to 30% in 1997. The decrease can be attributed primarily to the decrease in sales.

Selling and administrative expenses decreased by 21% in the first quarter, from $1,091,000 in 1996 to $862,000 in 1997, and reflects the Company's efforts at cost control and the merger of the operations into one facility. The reduction in operating expenses helped to partially offset the decrease in sales and gross margins. However, pretax income in the first quarter of 1997 was $390,000, a 28% decrease from the prior year's first quarter pretax income of $543,000.

LIQUIDITY AND SOURCES OF CAPITAL

The Company used approximately $682,000 of cash in operating activities in the first quarter of 1997 compared to $1,051,000 used in the same period in 1996. The increase in net income for the period and improvement in working capital accounts accounted for the improvements. Accounts receivable balances increased $3,170,000 from year end as a result of the sales growth in the Products Division which grants its customers extended credit terms.

The Company's principal sources of liquidity continue to be operating income, long-term debt secured by specific equipment, and its revolving credit facility. At April 31, 1997, approximately $6,400,000 of this facility was available, and the Company believes that the liquidity provided by the sources described above will be adequate to meet its normal operating requirements over the near term. The Company continues to investigate potential acquisitions, and depending on the size and structure of the transaction, additional funding may be required. As of May 31, 1997, no definitive agreements have been reached regarding any such acquisitions.

                           PART II - OTHER INFORMATION

                           VAUGHN COMMUNICATIONS, INC.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following is a list and Exhibit Index of the Exhibits filed herewith.


          NO.                 DESCRIPTION                   PAGE
          ---                 -----------                   ----

          (11)      Computation of earnings per share

          (27)      Financial data schedule



          (b)  Reports on Form 8-K

               During the quarter ended April 30, 1997, for which this Form 10-Q is filed, the Company did not file with the Securities and Exchange Commission any current reports on Form 8-K.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Vaughn Communications, Inc.
                                   ---------------------------------------------


Date   June 6, 1997                     /s/ E. David Willette
    --------------------           ---------------------------------------------
                                   E. David Willette, CEO
                                   (Principal Executive Officer)



Date   June 6, 1997                     /s/ M. Charles Reinhart
    --------------------           ---------------------------------------------
                                   M. Charles Reinhart, Controller
                                   (Principal Accounting Officer)