Form 10-Q
period 1997-07-31
VAUGHN COMMUNICATIONS INC
filed 1997-09-10
CIK 808095

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED               JULY 31, 1997
                                ------------------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO ________________________

COMMISSION FILE NUMBER   0-15424
                         -------


                             VAUGHN COMMUNICATIONS, INC.
- --------------------------------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                             MINNESOTA                                            41-0626191
 -----------------------------------------------------------------    -------------------------------------
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)       (I.R.S. EMPLOYEE IDENTIFICATION NO.)



           5050 WEST 78TH STREET, MINNEAPOLIS, MINNESOTA                              55435
 -----------------------------------------------------------------    -------------------------------------
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


    COMMON STOCK, $.10 PAR VALUE 4,011,023 OUTSTANDING SHARES AS OF AUGUST 31, 1997.

                             VAUGHN COMMUNICATIONS, INC.

                                        INDEX


PART I - FINANCIAL INFORMATION


     ITEM 1.   Financial Statements (Unaudited)

               Condensed consolidated balance sheets - July 31, 1997 and January 31, 1997

               Condensed consolidated statements of income - Three months ended July 31, 1997 and 1996; Six months ended July 31, 1997 and 1996

               Condensed consolidated statements of cash flow - Six months ended July 31, 1997 and 1996

               Notes to condensed consolidated financial statements - July 31, 1997


     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION


     ITEM 2.   Changes in Securities

     ITEM 4.   Submission of Matters to a Vote of Security Holders


     ITEM 6.   Exhibits and Reports on Form 8-K


     Signatures
     Exhibits

                             PART 1-FINANCIAL INFORMATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)



                                                                                 JULY 31      JANUARY 31
                                                                                 -------      ----------
ASSETS                                                                            1997           1997
                                                                                  ----           ----
   Current Assets

      Trade accounts receivable less allowance of $925,000
        July 31, 1997 and $650,000 at January 31, 1997                         $13,527,861    $10,685,149
      Inventories                                                                8,792,739      9,256,455
      Other                                                                        866,977      1,626,542
                                                                                ----------     ----------
               Total Current Assets                                             23,187,577     21,568,146

   Property, plant and equipment                                                27,324,659     24,953,876
      Less accumulated depreciation                                             17,902,829     16,237,440
                                                                                ----------     ----------
                                                                                 9,421,830      8,716,436

   Intangible and Other Assets                                                   9,320,380      4,466,641
                                                                                ----------     ----------

                                                                               $41,929,787    $34,751,223
                                                                                ----------     ----------
                                                                                ----------     ----------

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities

      Accounts payable                                                         $ 2,479,367    $ 2,982,508
      Notes payable to banks                                                     6,154,824      4,781,312
      Salaries, wages and payroll taxes                                            228,674        696,894
      Current portion of long-term debt and capital lease obligations            3,600,859      2,830,033
      Other                                                                      1,246,002      1,009,306
                                                                                ----------     ----------
               Total Current Liabilities                                        13,709,726     12,300,053

   Long-term debt (less current portion)                                         7,657,195      4,563,880
   Capital lease obligations (less current portion)                              1,053,009        963,533
   Deferred taxes                                                                   75,326         75,326

   Shareholders' Equity

      Common stock, par value $.10 per share:
        Authorized 20,000,000 shares; issued and outstanding July 31, 1997 -
        4,010,756 shares; January 31, 1997 - 3,726,513 shares                      401,075        372,652
      Additional paid-in capital                                                 8,790,854      7,578,406
      Retained earnings                                                         10,242,602      8,897,373
                                                                                ----------     ----------
               Total Shareholders' Equity                                       19,434,531     16,848,431

                                                                               $41,929,787    $34,751,223
                                                                                ----------     ----------
                                                                                ----------     ----------



Note: The balance sheet at January 31, 1997 has been derived from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                             VAUGHN COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)



                                                Three Months Ended            Six Months Ended
                                                     July 31                       July 31
                                               -------------------           -------------------
                                               1997           1996           1997           1996
                                               ----           ----           ----           ----
NET SALES                                  $19,180,773    $18,300,366    $37,446,312    $37,616,131

COST AND EXPENSES:
    Costs of goods sold                     12,924,529     12,244,977     25,008,565     25,331,748
    Selling and administrative               4,874,785      4,538,061      9,535,833      9,310,901
    Interest                                   337,155        372,236        644,653        712,428
    Other expense (income)                     (46,381)       (15,104)       (67,957)       (20,265)
                                            ----------     ----------     ----------     ----------
                                            18,090,088     17,140,170     35,121,094     35,334,812

INCOME BEFORE INCOME TAXES                   1,090,685      1,160,196      2,325,218      2,281,319

Income taxes                                   465,000        489,086        980,000        974,086
                                            ----------     ----------     ----------     ----------

NET INCOME                                  $  625,685     $  671,110     $1,345,218     $1,307,233
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------


NET INCOME PER
COMMON SHARE                                $     0.16     $     0.17     $     0.35     $     0.33
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------








    See notes to condensed consolidated financial statements

                             VAUGHN COMMUNICATIONS, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (Unaudited)


                                                                          SIX MONTHS ENDED JULY 31
                                                                          ------------------------
                                                                             1997          1996
                                                                             ----          ----
OPERATING ACTIVITIES
   Net Income                                                           $  1,345,218   $  1,307,233
   Adjustments to reconcile net income to cash
    provided by operations
     Depreciation and Amortization                                         1,822,725      1,686,266
     Receivables                                                          (2,750,353)    (2,053,271)
     Inventories                                                             595,220        141,880
     Other Assets                                                          1,017,252        428,230
     Accounts Payable                                                       (503,138)      (199,814)
     Other Liabilities                                                      (499,528)       733,283
                                                                          ----------     ----------
            Net cash provided by (used in) operating activities            1,027,396      2,043,807


INVESTING ACTIVITIES
   Additions to property, plant, and equipment                            (1,033,091)    (1,324,665)
   Purchase of business less cash acquired                                (5,811,009)             -
   Other                                                                     229,603        191,379
                                                                          ----------     ----------
            Net cash used in investing activities                         (6,614,497)    (1,133,286)


FINANCING ACTIVITIES
   Repayments of long-term debt and capital leases                        (1,327,282)    (1,342,359)
   Borrowings under revolver                                               1,373,512         16,158
   Lease financing of equipment                                                    -         93,112
   Increase in long term debt                                              1,500,000              -
   Increase in bank debt                                                   2,800,000              -
   Common stock issued in purchase of business                             1,200,000              -
   Other                                                                      40,871        322,568
                                                                          ----------     ----------
            Net cash provided by financing activities                      5,587,101       (910,521)

            Change in cash                                                         -              -


   Cash and cash equivalents at beginning of year                                  -              -
                                                                          ----------     ----------

   Cash and Cash Equivalents at end of period                             $              $        -
                                                                          ----------     ----------
                                                                          ----------     ----------



    See notes to condensed consolidated financial statements

                             VAUGHN COMMUNICATIONS, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                    July 31, 1997



NOTE A - BASIS OF PRESENTATIONS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997. Prior period financial statements have been restated to reflect the acquisition on June 28, 1996 of Satastar Corporate Services, Inc. which was accounted for as a pooling of interests. (See Note B)


NOTE B - MERGER WITH SATASTAR CORPORATE SERVICES, INC.

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


                                       Six Months Ended July 31, 1996
                                       ------------------------------

                                   Company        Satastar       Combined
                                   -------        --------       --------
       Net Sales                 $36,254,414    $1,361,717     $37,616,131
       Net Income (Loss)           1,390,964       (83,731)      1,307,233

NOTE C - ACQUISITIONS

On July 31, 1997, the Company acquired certain assets and assumed certain liabilities of Certified Media Corporation, a compact disc ("CD") replicator located in San Jose, California. The initial purchase price was $5,500,000, including $2,800,000 of cash, 171,210 shares of Vaughn Communications, Inc. common stock valued at $1,200,000, and long-term debt to the sellers of $1,500,000. The purchase price may be increased to a maximum of $8,000,000 depending upon Certified Media's attaining certain financial objectives through January 31, 1999. Goodwill recorded in this transaction is being amortized over 15 years using the straight-line method.

Also on July 31, 1997, the Company acquired certain assets of Dub South, a videotape duplicator located in Atlanta, Georgia. The noncontingent purchase price included $311,000 of cash and the assumption of approximately $439,000 of liabilities. The purchase price may be increased by an additional $1,200,000, depending on the profit performance for the next five years. There was no goodwill recorded on this transaction.

Both acquisitions have been accounted for by the purchase method of accounting, and the consolidated financial statements for the period ended July 31, 1997, reflect the purchase of the businesses, but do not include any results from operations since the transactions were completed on the last day of the period.

The pro forma unaudited results of operations, assuming consummation of all acquisitions as of February 1, 1996, are as follows:


                                       Three Months Ended July 31     Six Months Ended July 31
                                       --------------------------     ------------------------
                                           1997          1996           1997            1996
                                           ----          ----           ----            ----
     Net Sales                         $21,403,000    $20,596,000    $41,047,000    $41,362,000
     Net Income                            261,000        242,000        850,000        677,000
     Net Income per Common Share           $.06           $.06           $.21           $.17



NOTE D - EARNINGS PER SHARE

In February, 1997 the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share for the second quarter ended July 31, 1997 and an increase of $.02 per share in primary earnings per share for the second quarter ended July 31, 1996. The impact is expected to result in an increase of $.01 and $.04 per share for the six months ended July 31, 1997 and 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

MANAGEMENT'S DISCUSSION AND ANALYSIS

On July 31, 1997, the Company acquired certain assets and assumed certain liabilities of Certified Media Corporation, a compact disc ("CD") replicator located in San Jose, California. The initial purchase price of $5,500,000 included $2,800,000 of cash, $1,500,000 of long-term debt to the sellers, and 171,210 shares of Vaughn Communications, Inc. common stock valued at $1,200,000. The purchase price may be increased to a maximum of $8,000,000 in the event certain financial objectives are met, or likewise, the price could be reduced if certain objectives are not met.

Also on July 31, 1997, the company acquired certain assets from Dub South, a videotape duplicator located in Atlanta, Georgia. The non-contingent purchase price included $311,000 of cash and the assumption of $439,000 of long-term debt. The purchase price may be increased by $1,200,000 in the event certain financial objectives are met.

Both acquisitions have been accounted for by the purchase method of accounting, and the consolidated financial statements for the period ended July 31, 1997 reflect the purchase of the businesses, but do not include any results from operations since the transactions were completed on the last day of the period.

Net sales increased 5% in the second quarter of 1997 to $19,200,000, an increase of approximately $900,000 from the second quarter of 1996. For the first six months of 1997 sales of $37,446,000 were approximately even with the same period last year. Gross margins in the second quarter remained at 33% for both years, while year-to-date gross margins have also remained at 33%. Operating expenses as a percentage of sales for the first six months have remained at 25%, while interest expense has declined slightly. Net income decreased 7% in the second quarter of 1997 to $626,000, while for the first six months net income increased 3% to $1,345,000 in 1997. The contribution each division made to these results is discussed below.

COMMUNICATIONS DIVISION

The Communications Division's net sales of $13,900,000 in the second quarter of 1997 were an 8% increase over last year's second quarter sales of $12,900,000. For the first six months of 1997, sales were approximately $27,800,000, a 3% increase over the previous year's sales of $26,900,000. Gross margins as a percentage of sales increased slightly in the second quarter of 1997 from 33% in 1996 to 34% in 1997. Year-to-date gross margins have also increased from 33% in 1996 to 34% in 1997. Selling and administrative expenses as a percentage of sales increased in the first six months of 1997 to 28% from 27% in the first six months of 1996, while interest expense declined slightly.

The increase in sales, combined with the improved gross margins, more than offset the increase in operating expenses and resulted in a 32% increase in pretax profit in the second quarter of 1997 to $578,000. Year-to-date pretax profits have increased 41%, from $988,000 in 1996 to $1,397,000 in 1997.

PRODUCTS DIVISION

The Products Division's net sales decreased 2% in the second quarter of 1997 from $5,410,000 in 1996 to $5,323,000 in 1997. For the first six months sales declined from $10,683,000 in 1996 to $9,616,000 in 1997, a decrease of 10%. The operations of the Products Division are seasonal, with approximately 80% of sales occurring in the first half of the year to serve the summer tourist industry, hence it is unlikely that the sales shortfall will be made up in the second half of the year.

Gross margins as a percentage of sales have also declined from 33% in 1996 to 30% in 1997, primarily due to the decrease in sales resulting in less leveraging of the Company's fixed expenses. Operating expenses have declined by 11% from the previous year and as a percentage of sales have remained at 19%.

As a result of the decrease in sales and gross margins, pretax profit for the second quarter declined by 29% from $760,000 in 1996 to $539,000 in 1997. Year-to-date, pretax profit decreased from $1,292,000 in 1996 to $929,000 in 1997, or 28%.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's principal sources of liquidity continue to be operating income, long-term debt secured by specific equipment, and its revolving credit facility. At July 31, 1997, approximately $1,600,000 of this facility was available compared to $4,300,000 the previous year. The primary reason for the decrease was the additional borrowing of $2,800,000 used to fund the acquisition of Certified Media. The Company believes that the liquidity provided by the sources described above will be adequate to meet its normal operating requirements over the near term. The Company continues to investigate potential acquisitions and divestitures, and depending on the size and structure of the transaction, additional funding may be required or generated. As of August 31, 1997, no definitive agreements have been reached regarding any such transactions.

                             PART II - OTHER INFORMATION

                              VAUGHN COMMUNICATION, INC.


ITEM 2.  CHANGES IN SECURITIES

a)  Not Applicable.
b)  Not Applicable.
c) During the quarter ended July 31, 1997, the Company sold unregistered securities as follows: as of July 31, 1997, the Company issued 171,210 shares of its common stock to the shareholders of Certified Media Corporation ("CMC") in consideration of the acquisition by the Company of substantially all of the assets of CMC. There were no underwriters involved with the acquisition. The shares issued to the shareholders of CMC were issued in reliance upon the exemption from registration under
    Section 4(2) of the Securities Act of 1933, as amended (the "Act"). With respect to the Company's reliance on Section 4(2) of the Act, the shareholders of CMC represented that they acquired the shares for investment and the certificates representing the shares issued to the shareholders of CMC were legended with respect to restrictions on transfer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Vaughn Communications, Inc. (the "Company") was held June 17, 1997. The Company's Board of Directors solicited proxies for the Meeting pursuant to its Proxy Statement dated May 20, 1997 (the "Proxy Statement") and in accordance with Regulation 14A under the Securities Exchange Act.

The following proposals, described in the Proxy Statement, were presented to the Shareholders and approved as follows:

1) Board nominees Rodney Burwell, Michael Sill and E. David Willette were reelected by plurality vote (as set forth below) to serve as members of the Company's Board of Directors for three-year terms expiring at the 2000 Annual Meeting of Shareholders, and until their successors are elected and have qualified. There was no solicitation in opposition.

                                   Votes      Votes       Votes       Broker
                                    For     Withheld     Against     Non-Votes
                                   -----    --------     -------     ---------

       Rodney Burwell            2,861,648     -         12,349        -
       Michael Sill              2,857,648     -         16,349        -
       E. David Willette         2,873,897     -            100        -


The remaining members of the Board of Directors were not elected at the 1997 Annual Meeting. Messrs. Jeffrey Johnson, Laurence LeJeune, and Harold Wahlquist continue to serve terms expiring at the 1998 Annual Meeting of Shareholders; and until their successors are elected and have qualified. Messrs. Robert Harmon, Roger Heegaard, William Smith and Donald Drapeau continue to serve terms expiring at the 1999 Annual Meeting of Shareholders; and until their successors are elected and have qualified.

The shareholder actions summarized above are described in further detail in the Proxy Statement which is filed as Exhibit 22 to this 10-Q Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The following is a list and Exhibit Index of the Exhibits filed herewith.



         NO.       DESCRIPTION
         ---       -----------

        (10)       Agreement with Certified Media Corporation

        (11)       Computation of earnings per share

        (22)       Proxy Statement dated May 20, 1997
                   for the Company's Annual Meeting
                   of Shareholders held June 17, 1997
                   incorporated by reference to filing
                   thereof on May 20, 1997

        (27)       Financial data schedule




        (b)   Reports on Form 8-K

              During the quarter ended July 31, 1997 for which this Form 10-Q is filed, the Company did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto authorized.



                                      Vaughn Communications, Inc.

                                  ----------------------------------

Date
     ----------------             ----------------------------------
                                           E. David Willette
                                        Chief Executive Officer



Date
     ----------------             ----------------------------------
                                          M. Charles Reinhart
                                        Chief Financial Officer