Form 10-Q
period 1997-10-31
VAUGHN COMMUNICATIONS INC
filed 1997-12-10
CIK 808095

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          OCTOBER 31, 1997
                               ------------------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    ----------------------

COMMISSION FILE NUMBER   0-15424
                         -------

                             VAUGHN COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          MINNESOTA                              41-0626191
-----------------------------------  -------------------------------------------
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYEE IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

    5050 WEST 78TH STREET, MINNEAPOLIS, MINNESOTA               55435
-------------------------------------------------------  -----------------------
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
    YES   X    NO
       -------   -------


    / / COMMON STOCK, $.10  PAR VALUE 4,072,449 OUTSTANDING SHARES AS OF
       NOVEMBER 30, 1997.

                             VAUGHN COMMUNICATIONS, INC.

                                        INDEX


PART I - FINANCIAL INFORMATION


    ITEM 1.   Financial Statements (Unaudited)

              Condensed consolidated balance sheets - October 31, 1997 and January 31, 1997

              Condensed consolidated statements of income - Three months ended October 31, 1997 and 1996; Nine months ended October 31, 1997 and 1996

              Condensed consolidated statements of cash flow - Nine months ended October 31, 1997 and 1996

              Notes to condensed consolidated financial statements - October 31, 1997


    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION


    ITEM 6.   Exhibits and Reports on Form 8-K


    Signatures

    Exhibits

                             PART 1-FINANCIAL INFORMATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                     October 31     January 31
                                                     ----------     ----------
ASSETS                                                  1997           1997
                                                        ----           ----
  Current Assets
    Trade accounts receivable less allowance
     of $1,190,000 at October 31, 1997 and
      $650,000 at January 31, 1997                  $13,211,504    $10,685,149
    Inventories                                       9,242,729      9,256,455
    Other                                             1,322,603      1,626,542
                                                    -----------    -----------
         Total Current Assets                        23,776,836     21,568,146

  Property, plant and equipment                      29,684,643     24,953,876
    Less accumulated depreciation                    18,876,183     16,237,440
                                                    -----------    -----------
                                                     10,808,460      8,716,436
  Intangible and Other Assets                         9,237,208      4,466,641
                                                    -----------    -----------
                                                    $43,822,504    $34,751,223
                                                    -----------    -----------
                                                    -----------    -----------


LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                $ 4,528,081    $ 2,982,508
    Notes payable to banks                            4,183,110      4,781,312
    Salaries, wages and payroll taxes                    24,332        696,894
    Current portion of long-term debt and capital
     lease obligations                                3,646,726      2,830,033
    Other                                             2,414,016      1,009,306
                                                    -----------    -----------
         Total Current Liabilities                   14,796,265     12,300,053

  Long-term debt (less current portion)               7,182,178      4,563,880
  Capital lease obligations (less current portion)    1,868,590        963,533
  Deferred taxes                                         75,326         75,326

  Shareholders' Equity
    Common stock, par value $.10 per share:
      Authorized 20,000,000 shares; issued and
      outstanding October 31, 1997 - 4,067,619
      shares; January 31, 1997 - 3,726,513 shares       406,761        372,652
    Additional paid-in capital                        8,852,000      7,578,406
    Retained earnings                                10,641,384      8,897,373
                                                    -----------    -----------
         Total Shareholders' Equity                  19,900,145     16,848,431

                                                    $43,822,504    $34,751,223
                                                    -----------    -----------
                                                    -----------    -----------

Note: The balance sheet at January 31, 1997 has been derived from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                             VAUGHN COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


                                                   Three Months Ended                      Nine Months Ended
                                                       October 31                              October  31
                                              ----------------------------            ----------------------------
                                                1997               1996                 1997                1996
                                                ----               ----                 ----                ----
NET SALES                                  $ 18,854,657        $ 16,369,329         $56,300,969         $53,985,460

COST AND EXPENSES:
     Costs of goods sold                     12,887,180          11,099,914          37,895,745          36,431,662
     Selling and administrative               4,923,337           4,388,304          14,459,170          13,699,205
     Interest                                   397,712             294,618           1,042,365           1,007,046
     Other expense (income)                     (37,353)            (12,838)           (105,310)            (33,103)

                                           ------------        ------------         -----------         -----------

                                             18,170,876          15,769,998          53,291,970          51,104,810

INCOME BEFORE INCOME TAXES                      683,781             599,331           3,008,999           2,880,650

Income taxes                                    285,000             255,000           1,265,000           1,229,086
                                           ------------        ------------         -----------         -----------
NET INCOME                                 $    398,781        $    344,331         $ 1,743,999         $ 1,651,564
                                           ------------        ------------         -----------         -----------
                                           ------------        ------------         -----------         -----------


NET INCOME PER
COMMON SHARE                               $       0.10        $       0.09         $      0.44         $      0.42
                                           ------------        ------------         -----------         -----------
                                           ------------        ------------         -----------         -----------




     See notes to condensed consolidated financial statements

                             VAUGHN COMMUNICATIONS, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (Unaudited)


                                                    Nine Months Ended October 31
                                                    ----------------------------
                                                         1997          1996
                                                         ----          ----
OPERATING ACTIVITIES
     Net Income                                    $  1,743,999   $  1,651,564
     Adjustments to reconcile net income to
       cash provided by operations
        Depreciation and Amortization                 2,874,746      2,635,593
        Receivables                                  (2,699,890)    (1,645,686)
        Inventories                                     145,230       (555,015)
        Other Assets                                  1,023,500        431,672
        Accounts Payable                              1,545,576        926,597
        Other Liabilities                               268,155      1,119,101
                                                   ------------   ------------
               Net cash provided by operating
                 activities                           4,901,316      4,563,826


INVESTING ACTIVITIES
     Additions to property, plant, and equipment     (3,393,075)    (2,607,821)
     Purchase of business less cash acquired         (5,811,009)             -

     Other                                              234,118        196,525
                                                   ------------   ------------
        Net cash used in investing activities        (8,969,966)    (2,411,296)


FINANCING ACTIVITIES
     Repayments of long-term debt and
       capital leases                                (2,829,506)    (2,037,835)
     Borrowings under revolver                         (598,202)    (1,601,484)
     Lease financing of equipment                     1,888,655        749,115
     Increase in long term debt                       1,500,000              -
     Increase in bank debt                            2,800,000        400,000
     Common stock issued in purchase of business      1,200,000              -
     Other                                              107,703        337,674
                                                   ------------   ------------
        Net cash provided by financing
          activities                                  4,068,650     (2,152,530)

        Change in cash                                        -              -


     Cash and cash equivalents at
       beginning of year                                      -              -
                                                   ------------   ------------


     Cash and Cash Equivalents at end
       of period                                   $          -   $          -
                                                   ------------   ------------
                                                   ------------   ------------


See notes to condensed consolidated financial statements

                             VAUGHN COMMUNICATIONS, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                   October 31, 1997



NOTE A - BASIS OF PRESENTATIONS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997. Prior period financial statements have been restated to reflect the acquisition on June 28, 1996 of Satastar Corporate Services, Inc. which was accounted for as a pooling of interests. (See Note B)


NOTE B - MERGER WITH SATASTAR CORPORATE SERVICES, INC.

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

Included in results of operations for the period ended October 31, 1996 are the following results of the previously separate companies for the period of February 1, 1996 to June 28, 1996:


                                   Nine Months Ended October 31, 1996
                               ----------------------------------------
                                Company       Satastar         Combined
                                -------       --------         --------
     Net Sales                 $52,623,743    $1,361,717    $53,985,460
     Net Income (Loss)           1,735,295       (83,731)     1,651,564

NOTE C - ACQUISITIONS

On July 31, 1997, the Company acquired certain assets and assumed certain liabilities of Certified Media Corporation, a compact disc ("CD") replicator located in Fremont, California. The initial purchase price was $5,500,000, including $2,800,000 of cash, 171,210 shares of Vaughn Communications, Inc. common stock valued at $1,200,000, and long-term debt to the sellers of $1,500,000. The purchase price may be increased to a maximum of $8,000,000 depending upon Certified Media's attaining certain financial objectives through January 31, 1999. Goodwill recorded in this transaction is being amortized over 15 years using the straight-line method.

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

Both acquisitions have been accounted for by the purchase method of accounting, and the consolidated financial statements for the period ended October 31, 1997, reflect the purchase of the businesses, and include any results from operations since the transactions were completed.

The pro forma unaudited results of operations, assuming consummation of all acquisitions as of February 1, 1996, are as follows:

                   Three Months Ended October 31    Nine Months Ended October 31
                   -----------------------------    ----------------------------
                      1997              1996            1997            1996
                      ----              ----            ----            ----
   Net Sales       $18,855,000      $17,086,000     $59,901,000     $58,925,000
   Net Income          399,000           58,000       1,249,000         644,000
   Net Income
    per Common
    Share          $  .10           $  .01          $  .30          $  .16


NOTE D - EARNINGS PER SHARE

In February, 1997 the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share for the third quarter ended October 31, 1997 and 1996. The impact is expected to result in an increase of $.01 and $.04 per share for the nine months ended October 31, 1997 and 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

MANAGEMENT'S DISCUSSION AND ANALYSIS

On July 31, 1997, the Company acquired certain assets and assumed certain liabilities of Certified Media Corporation, a compact disc ("CD") replicator located in Fremont, California. The initial purchase price of $5,500,000 included $2,800,000 of cash, $1,500,000 of long-term debt to the sellers, and 171,210 shares of Vaughn Communications, Inc. common stock valued at $1,200,000. The purchase price may be increased to a maximum of $8,000,000 in the event certain financial objectives are met, or likewise, the price could be reduced if certain objectives are not met. The Company will now be able to offer our customers CD replication services, along with its videotape duplication and other related services such as printing, packaging, graphics design and fulfillment services.

Also on July 31, 1997, the Company acquired certain assets from Dub South, a videotape duplicator located in Atlanta, Georgia. The non-contingent purchase price included $311,000 of cash and the assumption of $439,000 of long-term debt. The purchase price may be increased by $1,200,000 in the event certain financial objectives are met.

Both acquisitions have been accounted for by the purchase method of accounting, and the consolidated financial statements for the period ended October 31, 1997 include the results from operations as of the date of the acquisitions.

Net sales increased 15% in the third quarter of 1997 to $18,855,000, an increase of approximately $2,485,000 from the third quarter of 1996. For the first nine months of 1997 sales were approximately $56,301,000, a 4% increase over sales of $53,985,000 for the same period the previous year. Gross margins in the third quarter remained at 32% for both years, while year-to-date gross margins were 33% for both years. Operating expenses as a percentage of sales have remained relatively consistent for the periods being reported, while interest expense has increased slightly due to additional debt associated with the acquisitions. Net income increased 16% in the third quarter of 1997 to $399,000, while for the first nine months of 1997, net income increased 6% to $1,744,000. The contribution each division made to these results is discussed below.

COMMUNICATIONS DIVISION

The Communications Division's net sales increased 20% to $17,763,000 for the quarter ended October 31, 1997 from $14,791,000 for the quarter ended October 31, 1996. For the nine months ended October 31, 1997, sales were $45,593,000, an increase of 9% over sales of $41,724,000 for the same period the previous year. The increase in sales in the third quarter of 1997 was due in part to the acquisitions which were completed on July 31, 1997. Excluding these acquisitions, sales increased approximately $414,000, or 3%, over the previous year's third quarter. Year-to-date sales also increased 3% over the previous year, when adjusted for the acquisitions.

Gross margins as a percentage of sales declined slightly in the third quarter of 1997 to 34% compared to 35% in the previous year's third quarter. The decline was due to lower margins being realized on the sale of CD replication. Year-to-date gross margins have increased from 33% in 1996 to 34% in 1997.

Operating expenses as a percentage of sales were 24.4% and 26.5% respectively for the three and nine months ended October 31, 1997, compared to 25.3% and 26.5%, respectively, for the same periods in 1996. Total operating expenses increased from $3,740,000 in the third quarter of 1996 to $4,338,000 in the third quarter of 1997 primarily as a result of the acquisitions.

Net interest expense increased from $207,000 in the third quarter of 1996 to $292,000 in the third quarter of 1997 due to additional debt associated with the acquisitions. Net interest is approximately the same for the first nine months of both years.

Pretax income in the third quarter of 1997 was approximately $1,356,000, a 12% increase over the third quarter of 1996. Year-to-date pretax income of $2,753,000 in 1997 is 27% greater than the same period last year.

PRODUCTS DIVISION

The Products Division's net sales decreased by 30% in the third quarter of 1997 from $1,579,000 in 1996 to $1,092,000. The decrease was due in part to the UPS strike in August which resulted in a loss of approximately $300,000 in sales. For the nine month period, sales have declined from $12,262,000 in 1996 to $10,708,000 in 1997, a reduction of 13%. The lower sales volume and a corresponding reduction in the leveraging of fixed expenses has resulted in a decline in gross margin percentage from 29% for the nine months ended October 31, 1996 to 27% for the nine months ended October 31, 1997. Operating expenses for the nine month period have declined from $2,763,000 in 1996 to $2,484,000 in 1997 as a result of cost containment programs that have been implemented. As a result of the decrease in sales and gross margins, pretax income for the nine months ended October 31, has declined from $680,000 in 1996 to $231,000 in 1997. For the third quarter, the net loss increased from $612,000 in 1996 to $673,000 in 1997.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's principal sources of liquidity continue to be operating income, long-term debt secured by specific equipment, and its revolving credit facility. At October 31, 1997, approximately $3,177,000 of this facility was available compared to $5,300,000 at October 31, 1996. The primary reason for the decrease was the additional borrowing of $2,800,000 used to fund the acquisition of Certified Media. The Company believes that the liquidity provided by the sources described above will be adequate to meet its normal operating requirements over the near term. The Company continues to investigate potential acquisitions and divestitures; and, depending on the size and structure of the transaction, additional funding may be required or generated. As of November 30, 1997, no definitive agreements have been reached regarding any such transactions.

                             PART II - OTHER INFORMATION

                              VAUGHN COMMUNICATION, INC.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               The following is a list and Exhibit Index of the Exhibits filed herewith.



           NO.      DESCRIPTION
           ---      -----------


          (11)      Computation of earnings per share

          (27)      Financial data schedule




          (b)  Reports on Form 8-K

               During the quarter ended October 31, 1997 for which this Form 10-Q is filed, the Company did not file with the Securities and Exchange Commission any current reports on Form 8-K.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto authorized.



                                         Vaughn Communications, Inc.
                                   ----------------------------------------



Date     December 10, 1997                \s\ E. DAVID WILLETTE
     -------------------------     ----------------------------------------
                                            E. David Willette
                                         Chief Executive Officer



Date     December 10, 1997                \s\ M. CHARLES REINHART
     -------------------------     ----------------------------------------
                                            M. Charles Reinhart
                                         Chief Financial Officer

                             VAUGHN COMMUNICATIONS, INC.

                          COMPUTATION OF EARNINGS PER SHARE





                                                        Nine Months Ended                     Three Months Ended
                                                            October 31                              October 31
                                                     ------------------------               ------------------------
                                                     1997               1996                1997                1996
                                                     ----               ----                ----                ----
PRIMARY:
     Average shares outstanding                    3,852,068           3,616,424           4,045,378           3,698,725
     Net effect of dilutive stock options
        based on the treasury stock method
        using average market price                   122,643             311,197             108,139             238,031
                                                  ----------        ------------         -----------         -----------
                    TOTAL                          3,974,711           3,927,621           4,153,517           3,936,756
                                                  ----------        ------------         -----------         -----------
                                                  ----------        ------------         -----------         -----------

     Net Income                                   $1,743,999        $  1,651,564         $   398,781         $   344,331
                                                  ----------        ------------         -----------         -----------
                                                  ----------        ------------         -----------         -----------

     Net Income per Share                         $      .44        $        .42         $       .10         $       .09
                                                  ----------        ------------         -----------         -----------
                                                  ----------        ------------         -----------         -----------

FULLY DILUTED:
     Average shares outstanding                    3,852,068           3,616,424           4,045,378           3,698,725
     Net effect of dilutive stock options
        based on the treasury stock method
        using the quarter-end market price
        if higher than average market price          139,000             313,689             123,010             238,082
                                                  ----------        ------------         -----------         -----------
                    TOTAL                          3,991,068           3,930,113           4,168,388           3,936,807
                                                  ----------        ------------         -----------         -----------
                                                  ----------        ------------         -----------         -----------

     Net Income                                   $1,743,999        $  1,651,564         $   398,781         $   344,331
                                                  ----------        ------------         -----------         -----------
                                                  ----------        ------------         -----------         -----------


     Net Income per Share                         $      .44        $        .42         $       .10         $       .09
                                                  ----------        ------------         -----------         -----------
                                                  ----------        ------------         -----------         -----------



EXHIBIT 11