Form 10-K
period 1998-01-31
VAUGHN COMMUNICATIONS INC
filed 1998-04-29
CIK 808095

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

 (Mark One)
                                     FORM 10-K


 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  January 31, 1998
                                         OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ---------------------    ---------------------

Commission file number:  0-15424

                               VAUGHN COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

           Minnesota                                       41-0626191
--------------------------------                   ----------------------------
 State or other jurisdiction of                          (IRS Employer
  incorporation or organization                        Identification No.)

   5050 W. 78th Street, Minneapolis, Minnesota              55435
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:          (612) 832-3200
                                                    ---------------------------
Securities registered pursuant to Section 12(b) of the Act:  None

     Title of each class          Name of each exchange on which registered

-------------------------------   ---------------------------------------------

-------------------------------   ---------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.10 par value
-------------------------------------------------------------------------------
                                  (Title of Class)

-------------------------------------------------------------------------------
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

Exhibit Index appears on Page 29.
                                                            Page 1 of 29 Pages.

The aggregate market value of the registrant's voting shares held by non-affiliates (based upon the closing sale price therefor on the NASDAQ National Market System on April 9, 1998) was approximately $29,642,220. As of April 9, 1998, 4,088,582 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference:

     1. The financial information set forth in the sections captioned "SELECTED FINANCIAL DATA from Continuing Operations (in Thousands, Except Per Share Amounts)" to be included in the Registrant's Annual Report to Shareholders for the Year Ended January 31, 1998 (the "1998 Shareholder Report") are incorporated herein by reference in response to Item 6 of Part II hereof.

     2. The discussion under the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" to be included in the 1998 Shareholder Report is incorporated herein by reference in response to
Item 7 of Part II hereof.

     3. The Registrant's audited financial statements to be included in the 1998 Shareholder Report are incorporated herein by reference in response to Item 8 of Part II hereof.

     4. The discussions under the sections captioned "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", "PROPOSAL 1 ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" to be included in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to the Registrant's shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 with respect to the Annual Meeting of the Shareholders to be held on June 23, 1998 (the "1998 Proxy Statement") are incorporated herein by reference in response to Item 10 of Part III hereof.

     5. The discussions under the sections captioned "COMPENSATION OF DIRECTORS" and "EXECUTIVE COMPENSATION" but excluding the discussions included under the subsections captioned "EXECUTIVE COMPENSATION - "Compensation Committee Report on Executive Compensation" and "EXECUTIVE COMPENSATION - Comparative Stock Performance" to be included in the 1998 Proxy Statement are incorporated herein by reference in response to Item 11 of Part III hereof.

     6. The discussions under the sections captioned "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF", "PROPOSAL 1 ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT - E. D. Willette Stock Put Redemption Agreement, Including Change of Control Provision" to be included in the 1998 Proxy Statement are incorporated herein by reference in response to Item 12 of Part III hereof.

     7. The discussion under the section captioned "TRANSACTIONS WITH MANAGEMENT" to be included in the 1998 Proxy Statement is incorporated herein by reference in response to Item 13 of Part III hereof.

                          VAUGHN COMMUNICATIONS, INC.
                          1998 FORM 10-K ANNUAL REPORT

                               Table of Contents
                                      and
                              Cross Reference Sheet


                                      PART 1
                                                                            Page
                                                                            ----
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .16

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .16


                                      PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .17

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .18

Item 7.A. Quantitative and Qualitative Disclosures About Market Risk . . . . .18

Item 8.   Consolidated Financial Statements and Supplementary Data . . . . . .18

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .18


                                      PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . .18

Items 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .18

Item 12.  Security Ownership of Certain Beneficial Owners and Management . . .19

Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . .19


                                      PART IV

Item 14.  Exhibit, Financial Statement Schedule and Reports
          on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

                                       PART 1


ITEM 1.  BUSINESS

GENERAL

     The Company was founded under the name Vaughn Displays, Inc. in 1943 and changed its name to VAUGHN COMMUNICATIONS, INC. in 1987. The Company is engaged in two business segments. The Vaughn Communications Division is a multimedia business services provider providing high volume video tape duplication and digital media (compact disc and magnetic floppy disk) replication for the corporate, educational and institutional user, accounting for approximately 84% of the Company's sales in fiscal 1998. The Vaughn Products Division is a manufacturer and distributor of gift, leather products, and custom designed soft goods sold by gift shops and western stores, accounting for approximately 16% of the Company's sales in fiscal 1998.

     During the fiscal years ended January 31, 1998, 1997 and 1996, the percentage of sales of the Communications Division and the Products Division as compared to total sales of the Company were as follows:

                                             Year Ended January 31,
                                             ----------------------
             Division                        1998   1997     1996
             --------                        ----   ----     ----

     Communications Division                  84%    80%     88%
     Products Division                        16%    20%     12%

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information about industry segments for the years ended January 31, 1998, 1997 and 1996 included in the notes to the Registrant's audited consolidated financial statements to be included in the 1998 Shareholder Report are incorporated herein by reference.

VAUGHN COMMUNICATIONS DIVISION

     The Company's operations in the multimedia business services industry are conducted through its Communications Division. The Communications Division currently has video tape duplication facilities in Minneapolis, Milwaukee, Phoenix, Tampa, Portland, Atlanta, Dallas, Houston, Raleigh, Chicago, Denver and Seattle and has a facility in Fremont, California, which replicates compact discs ("CD"s) and "floppy" discs. Additional sales offices are located in St. Louis, New York City, Irvine, Orlando, Knoxville, Baltimore and Ft. Lauderdale. It serves markets that are principally located in the United States.

          PRIMARY PRODUCTS AND SERVICES OF THE COMMUNICATIONS DIVISION

     GENERAL - The Division is a major provider of multimedia related business services for corporate, educational, and institutional customers. The Company believes it is the second largest provider of videotape duplication services for the business-to-business market. In addition to videotape duplication, the Company provides digital media services through the replication of compact discs ("CD's") and magnetic disks ("floppys") for software developers and computer equipment manufacturers. As part of its business, the Company also provides various related services such as order fulfillment, video editing, graphics design, international standards conversion, MPEG compression, and the rental of video production and editing equipment on a short-term basis.

     VIDEO TAPE DUPLICATION SERVICES - The Company offers its videotape duplication services to corporations that utilize videotape to promote their products or instruct their customers on the use of their products; additionally, companies use videotape to train their sales force on new products or to communicate with their employees. The Company has continued to expand its facilities for videotape duplication. On July 31, 1997 the Company acquired certain assets of Dub South Acquisition, LLC ("Dub South"), a videotape duplicator located in Atlanta, Georgia. The operations of Dub South were merged with those of the Company's existing facility in Atlanta. In addition to acquisitions, the Company spent approximately $1,900,000 to expand production facilities. Expansion has been financed by cash flow generated from operations, equipment leasing and bank financing.

     DIGITAL MEDIA SERVICES - In order to better meet the current and long-term needs of its business customers, the Company entered the digital media replication business with the acquisition of Certified Media Corporation ("Certified") in July 1997. Certified, which commenced operations in 1986, was a diskette duplicator in the California market serving the computer-based entertainment market. In 1996, Certified entered the CD replication business. In February 1998, the Company acquired a second Fremont based digital media duplicator, Copywise, Inc. The Company is currently in the final stages of integrating these two businesses.

     The Company's digital media services are primarily focused on CD-ROM products used to transfer data. The Company's digital media services are currently sold to business customers which include: (i) computer equipment manufacturers (e.g. modems, printers, scanners, etc.) that distribute driver software programs to consumers; and (ii) software developers, such as game authors.

     Going forward, the Company will focus its marketing efforts on existing corporate customers that do, or could, utilize digital based media to distribute information to customers and internal representatives. Examples include aircraft manufacturers and industrial supply houses that distribute parts catalogs to customers and insurance companies that distribute policy information to agents on CD or floppy disks. As part of its overall digital media services, the Company also provides a complete range of custom packaging, fulfillment and design services.

     The Company intends to continue to invest in additional capacity for CD replication as the demand warrants. In fiscal 1998, approximately $2,400,000 was invested in expanding production capabilities.

     MANUFACTURING

     VIDEOTAPE DUPLICATION - The Company's videotape duplication facilities are geographically distributed throughout the United States so that high volume duplication can be accomplished at four facilities: Minneapolis (MN); Milwaukee (WI); Atlanta (GA); and Tampa (FL). The Company also has eight other facilities for smaller volume video manufacturing: Chicago (IL); Raleigh (NC); Dallas (TX); Houston (TX); Phoenix (AZ); Denver (CO); Portland
(OR); and Seattle (WA).

     The manufacturing process for videocassettes generally utilizes duplicating machines that copy from a master in "real time" speed, i.e., the regular speed of the videocassette being duplicated. In this process, high speed tape winders are used to wind blank tape loaded to specific program lengths into video shells. The video shells are then loaded into the duplicating machines which receive the program being copied from a master transport. In addition, the Company utilizes high speed machines, which allow it to duplicate a master 150 times faster than in "real time" speed. Real time duplicating machines are used to duplicate videocassettes in standard play mode. High speed duplicating machines are capable of duplicating videocassettes in either the extended play mode or the standard play mode. The extended play format utilizes less tape than regular speed machines require for the same program content.

     The entire video duplicating and winding process takes place in an environment that is designed to eliminate airborne particles from the duplicating process.

     Once a videocassette is loaded with tape and duplicated, the finished product is checked to ensure that it conforms to strict audio and visual standards established by the Company and the industry. The videocassettes are then released to the packaging department where they are labeled, inserted into sleeves or boxes and processed through high speed shrink-wrapping machines for distribution to the Company's customers.

     DIGITAL MEDIA SERVICES - The Company's production of CD products in Fremont (CA) utilizes an injection molding process using high grade, optical quality polycarbonate. The polycarbonate is pressed against a metal stamper to create a replica of the CD Master at a rate of approximately one every four seconds. The clear polycarbonate disc containing all of the data is then covered with a metallic coating to provide for reflection of the reading laser beam in the CD player. A thin layer of lacquer is applied over the metal to protect it and to serve as a base for printing on the disc.

     As a result of a recent expansion, the Company has increased its annual capacity to approximately 30 million units.

     LICENSES

     CD PRODUCTS - The Company, like most other CD manufacturers, uses patented technology primarily under nonexclusive licenses from the holders of patents which generally provide for the payment of royalties based upon the number of CD units sold. On March 1, 1998, the Company signed a license agreement with U.S. Philips Corporation.

     SIGNIFICANT CUSTOMERS

     The Communications Division sells to more than 6,500 accounts in any given year. Approximately 13% of its sales come from ten customers, none of which amount to more than 3% of net sales.

     Illustrative of the Communications Division's video duplication customers are companies that use videotape to promote their products or instruct their customers on the use of their products, financial service companies which produce videotapes to present new financial products to sales personnel and customers, high technology companies which use videotapes to train sales and service personnel and corporations with many employees or locations that wish to communicate a significant Company development to all employees simultaneously. Such high volume customers are generally those who need 100 or more duplicate videotapes reproduced, addressed to individual locations and forwarded for delivery, often within a few hours or on an overnight basis.

     Illustrative of the Company's CD replication customers are software developers and computer hardware manufacturers.

     MARKETING

     The Communications Division markets its products nationally through the use of 45 field sales personnel who operate throughout the United States. To a lesser degree, the Company also uses advertising in trade publications and participation in trade shows.

     SEASONALITY

     The Communications Division's products are used consistently throughout the year except for a slight rise in demand in September, October, and November to supply extra requirements to customers for the holiday selling season.

     COMPETITION

     Though it is not possible to reliably state the Communications Division's relative position in the absence of published statistics, based upon data generated by its own management, the Company believes it is one of the largest duplicators of video tape for the non-theatrical, non-music video segment of the U.S. market. This market is comprised of exercise, educational, corporate, promotional and instructional videos, etc. The Company does not hold a dominant position in the CD replication industry.

     The primary competitive factors in the video tape duplication and CD replication business are price, quality of service and range of products. The Communications Division attempts to compete by offering high volume videotape duplication services, at a competitive price, emphasizing service and customer support.

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

 VAUGHN PRODUCTS DIVISION

     The Products Division is engaged in the manufacture and sale of a line of soft goods, including custom-designed, silk-screened T-shirts and sweatshirts, souvenir leather products, and gift items sold primarily to retail merchants located in the United States and Canada. The Products Division's manufacturing facilities are located in the Company's Minneapolis, Minnesota plant where it produces a line of over 200 leather items such as billfolds, purses, and personal accessory items, and in Seattle, Washington, where it designs and produces its soft goods products. The Products Division corporate headquarters are also located in Seattle. The gift products are sold at wholesale prices for resale, primarily by gift shops, and are marketed under the "Bloom Brothers" and "Indian Arts and Crafts" names.

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

EMPLOYEES

     On February 28, 1998, the Company had 838 employees, including 138 in sales and marketing, 629 in manufacturing and 71 in executive, finance and administrative positions. Two hundred twenty-eight of the Company's manufacturing and clerical employees are part-time employees. The Company's employees are not represented by a union. The Company considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL LAWS

     The costs associated with the Company's compliance with Federal, state and local environmental laws are minimal. For these reasons, the Company's compliance with such laws does not have a material effect on its capital expenditures, earnings or its competitive position in the marketplace.

RECENT ACQUISITIONS

     PURCHASE OF CERTIFIED MEDIA CORPORATION

     On July 31, 1997, the Company completed the acquisition of certain assets and assumed certain liabilities of Certified Media Corporation ("Certified Media"), a California Sub S Corporation. The Company accounted for the acquisition as a purchase.

     The noncontingent price of $5,500,000 was paid to the four shareholders of Certified Media. The Company paid $2,800,000 in cash, issued 171,210 shares of the Company's common stock valued at approximately $7.01 per share ($1,200,000 in the aggregate), equal to the average closing sale price on the NASDAQ for the 10 days prior to July 31, 1997, and issued $1,500,000 of long-term debt to the Sellers. The long-term debt is payable in five equal annual installments starting on July 31, 1998. The interest rate is at the prime rate.

     The purchase price may be increased to a maximum of $7,500,000 depending upon the financial performance of Certified Media through January 31, 1999.

     The Company also entered into a five-year consulting and noncompete agreement with Alan Gill, the former president of Certified Media. The agreement calls for annual payments of $86,641. In addition, noncompete agreements were signed with the remaining three shareholders for terms of three to five years and call for annual payments ranging from $906 to $8,641.

          FINANCING THE ACQUISITION

     The Company used its revolving credit facility to fund the $2,800,000 cash portion of the purchase price. The credit facility provided a $2,800,000 term loan due July 31, 2002, payable in consecutive quarterly principal installments of $140,000 commencing October 31, 1997, plus interest at the bank's prime rate.

          DESCRIPTION OF CERTIFIED MEDIA'S BUSINESS

     Certified Media's business consists primarily of the replication of compact discs ("CDs") utilizing an injection molding process. Located in Fremont, California, Certified Media's customers include computer software developers and computer hardware manufacturers. Certified Media's business has been merged with the Company's existing Communications Division.

     The Company believes that the Certified Media acquisition has assisted the Company's transformation from a videotape duplication specialist to a total media solutions provider and that using the Company's existing sales force will provide significant growth for Certified Media.

     For Certified Media's fiscal years ended December 31, 1996 and 1995, it had annual sales of $4,459,000 and $7,958,000 respectively. Net income
(loss) for the respective periods was ($1,189,000) and $1,047,000. The net income numbers do not include the effect of any income taxes since Certified Media was a Sub S Corporation.

     PURCHASE OF DUB SOUTH

     On July 31, 1997, the Company acquired certain of the assets and assumed certain of the liabilities of Dub South Acquisition, LLC ("Dub South"), a Georgia Limited Liability Company. The Company accounted for the acquisition as a purchase.

     The noncontingent purchase price for the assets included approximately $311,000 of cash and the assumption of approximately $439,000 of liabilities. The purchase price may be increased by an additional $1,200,000, depending on the profit performance through January 31, 2002.

     Dub South is a regional video tape duplicator with its facility in Atlanta, Georgia. Its business is substantially similar to the video tape duplication business of the Company's Communications Division, and its operations have been merged into the Company's preexisting facilities in Atlanta.

     For Dub South's fiscal year ended December 31, 1996, sales were $1,907,000 and had a net loss of $520,000.

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

     For Satastar's years ended December 31, 1996 and 1995, it had annual sales of $4,056,000 and $3,868,000, respectively. Net income for the respective periods was $102,000 and $342,000.

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

          FINANCING FOR THE ACQUISITION

     The Company used its revolving credit facility to fund the $82,000 cash portion of the purchase price. To fund the anticipated increase in working capital needs, the Company entered into an Amended and Restated Loan Agreement with a bank on February 1, 1996 (the "Amended Agreement"). The Amended Agreement increases the total credit facility from $13,000,000 to $17,000,000 and provides for long-term financing to finance acquisitions and equipment purchases, and a revolving credit facility to finance working capital. The interest rate on the long-term debt and the revolving debt is at the prime rate.

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

     The Company leases Vaughn Communications Division's facilities in Fremont, California; Milwaukee, Wisconsin; Phoenix, Arizona; Tampa and Orlando, Florida; Portland, Oregon; Atlanta, Georgia; Dallas, Texas; Houston, Texas; Raleigh, North Carolina; Chicago, Illinois; Seattle, Washington; and Denver, Colorado for sales offices and manufacturing, totaling approximately 280,000 square feet under leases expiring from 1998 through 2003, at a current total annual rental of approximately $1,560,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the quarter ended January 31, 1998.

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

                                                Price
                                                -----
               Calendar Period             High       Low
               ---------------             ----       ---

     1998:     First Quarter              $8.125     $5.50

     1997:     First Quarter               $8.00     $6.00
               Second Quarter               7.50      5.25
               Third Quarter                8.56      6.75
               Fourth Quarter               8.00      5.44

     1996:     First Quarter              $9.375    $8.375
               Second Quarter              19.00      9.00
               Third Quarter               15.00      9.50
               Fourth Quarter              10.50      7.00


     The last sales price for the Company's Common Stock as reported by the NASDAQ National Market System on April 9, 1998 was $7.25 per share. As of January 31, 1998, the Company had 310 shareholders of record. The Company has never paid a cash dividend on its Common Stock. It intends to retain all earnings to finance the development of its business. The Company's loan agreement with its bank contains limitations on paying dividends. Accordingly, no cash dividends are anticipated for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company's sale of unregistered during the fiscal year ended January 31, 1998 was previously reported in its Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The financial information set forth in the sections entitled "SELECTED FINANCIAL DATA from Continuing Operations (in Thousands, Except Per Share Amounts)" to be included in the Company's 1998 Shareholder Report is incorporated herein by reference in response to this Item 6. This section should be read in conjunction with the Notes to Consolidated Financial Statements which also appear in the 1998 Shareholder Report and are incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The discussion under the Section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" to be included in the 1998 Shareholder Report is incorporated herein by reference in response to this Item 7.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The disclosure requirements of Item 305 of Regulation S-K are not applicable to the Company.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company for each of the years in the three-year period ended January 31, 1998, together with the report thereon of Ernst & Young LLP, contained in the 1998 Shareholder Report, are incorporated herein by reference in response to this Item 8.

     The supplementary financial information requirements of Item 302 of Regulation S-K are not applicable to the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The discussions under the sections captioned "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", "PROPOSAL 1 ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" to be included in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to the Registrant's shareholders pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 with respect to the Annual Meeting of the Shareholders to be held on June 23, 1998 (the "1998 Proxy Statement") are incorporated herein by reference in response to this
Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     The discussions under the sections captioned "COMPENSATION OF DIRECTORS" and "EXECUTIVE COMPENSATION" but excluding the discussions included under the subsections captioned "EXECUTIVE COMPENSATION - Compensation Committee Report on Executive Compensation" and "EXECUTIVE COMPENSATION - Comparative Stock Performance" to be included in the 1998 Proxy Statement are incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The discussions under the sections captioned "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF", "PROPOSAL 1 ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT - E. D. Willette Stock Put Redemption Agreement, Including Change of Control Provision" to be included in the 1998 Proxy Statement are incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The discussion under the section captioned "TRANSACTIONS WITH MANAGEMENT" to be included in the 1998 Proxy Statement is incorporated herein by reference in response to this Item 13.


                                   PART IV

ITEM 14.  EXHIBIT, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  1.   CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY

          The consolidated financial statements listed below of the Company for each of the years in the three-year period ended January 31, 1998, together with the report thereon of Ernst & Young LLP, contained in the 1998 Shareholder Report (attached as Exhibit 13) are incorporated herein by reference in response to this Item 14 (a) (1).

          Independent Auditor's Report of Ernst & Young LLP
          Consolidated Balance Sheets as of January 31, 1998 and 1997 Consolidated Statements of Income for the years ended January 31,
             1998, 1997 and 1996
          Consolidated Statement of Shareholders' Equity for the years ended January 31, 1998, 1997 and 1996
          Consolidated Statements of Cash Flows for the years ended January 31,
             1998, 1997 and 1996
          Notes to Consolidated Financial Statements

          With the exception of the aforementioned information, and the information specified in Parts II and III, the 1998 Shareholder Report is not to be deemed filed as part of this Report.

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

(b)  REPORTS ON FORM 8-K

     No current Reports on Form 8-K were filed by the Company during the quarter ended January 31, 1998.

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

     (2)(e) Agreement dated July 15, 1997 between Certified Media Corporation and the Company (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997).

     (2)(f) Purchase and Sale Agreement dated June 30, 1997 between the Company and Dub South Acquisition, LLC.

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

     (10)(h) Amended and Restated Stock Put Redemption Agreement dated June 24, 1992, between the Company and E. David Willette (incorporated herein by reference to Exhibit 10(h) to the 1993 Form 10-K).

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

     (10)(s) Third Modification Agreement and Amendment to Mortgage dated January 1, 1997 between the Company and the Canada Life Assurance Company.


     (10)(t) Employment and Noncompetition Agreement dated September 25, 1995 between Donald J. Drapeau and the Company.

     (10)(u) Addendum No. 1 to Employment Agreement dated March 13, 1998 between Donald J. Drapeau and the Company (amending Exhibit
                 (10)(t)).

     (10)(v) 1998 Employment and Noncompetition Agreement dated March 13, 1998 between E. David Willette and the Company.

     (10)(w) 1998 Employment and Noncompetition Agreement dated March 13, 1998 between M. Charles Reinhart and the Company.

     (10)(x) Revolving Credit and Term Loan Agreement dated August 29, 1997 between the Company and Firstar Bank of Minnesota, N.A. amending an Amended and Restated Loan Agreement dated March 31, 1995.

     (13)        1998 Annual Report to Shareholders.

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

                                   VAUGHN COMMUNICATIONS, INC.



                                 By  \s\ E. David Willette
                                    ------------------------------------
                                    E. David Willette
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


                                 By  \s\ M. Charles Reinhart
                                    ------------------------------------
                                    M. Charles Reinhart
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Dated:  April 30, 1998

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



     \s\ E. David Willette             Director    April 30, 1998
   -------------------------------
      E. David Willette


     \s\ Roger F. Heegaard             Director    April 30, 1998
   -------------------------------
      Roger F. Heegaard


     \s\ Harold G. Wahlquist           Director    April 30, 1998
   -------------------------------
      Harold G. Wahlquist


     \s\ William D. Smith              Director    April 30, 1998
   -------------------------------
      William D. Smith


     \s\ Laurence F. LeJeune           Director    April 30, 1998
   -------------------------------
      Laurence F. LeJeune


     \s\ Michael R. Sill               Director    April 30, 1998
   -------------------------------
      Michael R. Sill

     \s\ Rodney P. Burwell             Director    April 30, 1998
   -------------------------------
      Rodney P. Burwell


     \s\ Jeffrey Johnson            Director    April 30, 1998
   -------------------------------
      Jeffrey Johnson


     \s\ Robert Harmon              Director    April 30, 1998
   -------------------------------
      Robert Harmon


     \s\ Donald J. Drapeau          Director    April 30, 1998
   -------------------------------
      Donald J. Drapeau

                             VAUGHN COMMUNICATIONS, INC.
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                   COL. A         COL. B         COL. C         COL. D         COL. E
                                   ------         ------         ------         ------         ------

                                                       Additions
                                                       ---------

                                                  Charged        Charged
                                   Balance at     to Costs       to Other                      Balance at
                                   Beginning      and            Accounts-      Deductions     End of
     Description                   of Period      Expenses       Describe       Describe       Period
     -----------                   ---------      --------       --------       --------       ------

     Year ended
     1/31/98:

          Deducted from
          asset account:
          Allowance for
              doubtful accounts    $650,000       $1,185,058                    $709,058(1)    $1,126,000
                                   --------       ----------                    --------       ----------
                                   --------       ----------                    --------       ----------

     Year ended
     1/31/97:

          Deducted from
          asset account:
          Allowance for
          doubtful accounts        $625,600       $396,694                      $372,294(1)    $650,000
                                   --------       --------                      --------       --------
                                   --------       --------                      --------       --------

     Year ended
     1/31/96:

          Deducted from
          asset account:
          Allowance for
          doubtful accounts        $536,700       $386,160                      $297,260(1)    $625,600
                                   --------       --------                      --------       --------
                                   --------       --------                      --------       --------
-----------------------------------------------------------------------------------------------------------------

(1)  Uncollectible accounts written off, net of recoveries

                           VAUGHN COMMUNICATIONS, INC.

                            ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                INDEX TO EXHIBITS



Exhibit No.         Description of Exhibit
-----------         ----------------------

(2)(f) Purchase and Sale Agreement dated June 30, 1997 between the Company and Dub South Acquisition, LLC.

(10)(t) Employment and Noncompetition Agreement dated September 25, 1995 between Donald J. Drapeau and the Company.

(10)(u) Addendum No. 1 to Employment Agreement dated March 13, 1998 between Donald J. Drapeau and the Company (amending Exhibit (10)(t).

(10)(v) 1998 Employment and Noncompetition Agreement dated March 13, 1998 between E. David Willette and the Company.

(10)(w) 1998 Employment and Noncompetition Agreement dated March 13, 1998 between M. Charles Reinhart and the Company.

(10)(x) Revolving Credit and Term Loan Agreement dated August 29, 1997 between the Company and Firstar Bank of Minnesota, N.A. amending an Amended and Restated Loan Agreement dated
                    March 31, 1995.

(13)                1998 Annual Report to Shareholders

(23)                Consent of Independent Auditors

(24)                Power of Attorney (see Signature Page of Report)

(27)                Financial Data Schedules