Form 10-Q
period 1998-04-30
VAUGHN COMMUNICATIONS INC
filed 1998-06-09
CIK 808095

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    APRIL 30, 1998
                              --------------------------------------------------
                                        OR


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                         TO
                               -----------------------    ----------------------

COMMISSION FILE NUMBER   0-15424
                         -------


                           VAUGHN COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      MINNESOTA                               41-0626191
---------------------------------------------------  --------------------------
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR         (I.R.S. EMPLOYEE
 ORGANIZATION)                                           IDENTIFICATION NO.)


  5050 WEST 78TH STREET, MINNEAPOLIS, MINNESOTA                 55435
---------------------------------------------------  --------------------------
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

COMMON STOCK, $.10  PAR VALUE  4,088,582 OUTSTANDING SHARES AS OF MAY 31, 1998.

                            VAUGHN COMMUNICATIONS, INC.

                                       INDEX


PART I - FINANCIAL INFORMATION


     ITEM 1.   Financial Statements (Unaudited)

               Condensed Balance Sheets - April 30, 1998 and January 31, 1998

               Condensed Statements of Income - Three months ended April 30, 1998 and 1997

               Condensed Statements of Cash Flows - Three months ended April 30, 1998 and 1997

               Notes to Condensed Financial Statements - April 30, 1998


     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk



PART II - OTHER INFORMATION


     ITEM 6.   Exhibits and Reports on Form 8-K


     Signatures

     Exhibits

PART 1 - FINANCIAL INFORMATION

                           ITEM 1 - FINANCIAL STATEMENTS
                              CONDENSED BALANCE SHEETS
                                    (UNAUDITED)

                                                           April 30     January 31

ASSETS                                                       1998           1998
                                                             ----           ----
     Current Assets

       Trade accounts receivable, less allowance
          of $1,450,000 at April 30, 1998 and
          $1,126,000 at January 31, 1998                $19,157,951    $13,822,621

       Inventories                                        9,257,861      8,887,898
       Other                                                481,314      1,301,287
                                                        -----------    -----------
              Total Current Assets                       28,897,126     24,011,806


     Property, plant and equipment                       33,106,042     31,185,406
       Less accumulated depreciation                     21,003,575     19,899,664
                                                        -----------    -----------
                                                         12,102,467     11,285,742


     Intangible and other assets                         10,243,680      9,014,076
                                                        -----------    -----------

                                                        $51,243,273    $44,311,624
                                                        -----------    -----------
                                                        -----------    -----------


LIABILITIES AND SHAREHOLDERS' EQUITY


     Current Liabilities

       Accounts payable                                  $6,454,438     $3,216,356
       Note payable to bank                               8,122,010      5,760,436
       Salaries, wages and payroll taxes                    268,161        818,300
       Current portion of long-term debt and
          capital lease obligations                       4,015,442      3,867,986
       Other                                              1,646,055      1,255,415
                                                        -----------    -----------
               Total Current Liabilities                 20,506,106     14,918,493


     Long-term debt (less current portion)                6,171,740      6,517,724
     Capital lease obligations (less current portion)     3,278,577      2,502,540
     Deferred taxes                                          54,326         54,326


     Shareholders' Equity

       Common stock, par value $.10 per share:
          Authorized 20,000,000 shares; issued
          and outstanding April 30, 1998 -
          4,088,582 shares; January 31, 1998 -
          4,088,582 shares                                  408,858        408,858
       Additional paid-in capital                         9,074,004      9,074,004
       Retained earnings                                 11,749,662     10,835,679
                                                        -----------    -----------
               Total Shareholders' Equity                21,232,524     20,318,541

                                                        $51,243,273    $44,311,624
                                                        -----------    -----------
                                                        -----------    -----------

Note: The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date.
          See Notes to Condensed Financial Statements

                            VAUGHN COMMUNICATIONS, INC.

                           CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)



                                                  Three Months Ended April 30
                                                  ---------------------------
                                                      1998            1997
                                                      ----            ----
     Net Sales                                     $23,695,224    $18,265,539

     Cost and Expenses:

          Costs of goods sold                       15,756,558     12,084,036

          Selling and administrative                 5,923,802      4,661,048

          Interest                                     458,146        307,498

          Other (Income)                               (32,267)       (21,576)
                                                 -------------   ------------

                                                    22,106,239     17,031,006
                                                 -------------   ------------


     Income before income tax                        1,588,985      1,234,533

     Income taxes                                      675,000        515,000
                                                 -------------   ------------

     Net Income                                   $    913,985    $   719,533
                                                 -------------   ------------
                                                 -------------   ------------

     NET INCOME PER COMMON SHARE:

       Basic                                              $.22           $.19
                                                          ----           ----
                                                          ----           ----

       Diluted                                            $.22           $.19
                                                          ----           ----
                                                          ----           ----

          See Notes to Condensed Financial Statements

                            VAUGHN COMMUNICATIONS, INC.

                         CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                         Three Months Ended
                                                                               April 30
                                                                      -------------------------
                                                                          1998           1997
                                                                          ----           ----
OPERATING ACTIVITIES

     Net income                                                         $913,985       $719,533

     Adjustments to reconcile net income to cash used in operations:

       Depreciation and Amortization                                   1,298,828        918,563

       Receivables                                                    (4,842,721)    (3,170,631)

       Inventories                                                      (228,899)      (837,104)

       Other Assets                                                      629,327      1,008,993

       Accounts Payable                                                2,978,652        759,517

       Other Liabilities                                                 (51,966)       (81,192)
                                                                    ------------   ------------

          Net cash provided by (used in) operating activities            697,206       (682,321)


INVESTING ACTIVITIES

     Additions to property, plant, and equipment                      (1,772,436)      (480,968)

     Purchase of business less cash acquired                          (1,580,528)             -

     Other                                                               116,701        102,159
                                                                    ------------   ------------

          Net cash used in investing activities                       (3,236,263)      (378,809)


FINANCING ACTIVITIES

     Repayments of long-term debt and capital leases                  (1,119,116)      (672,393)

     Borrowings under revolver                                         2,361,574      1,732,101

     Lease financing of equipment                                      1,296,625              -

     Other                                                                   (26)         1,422
                                                                    ------------   ------------

          Net cash provided in financing activities                    2,539,057      1,061,130


     Change in cash                                                            0              0

     Cash and cash equivalents at beginning of year                            0              0
                                                                    ------------   ------------

     Cash and cash equivalents at end of period                     $          0   $          0
                                                                    ------------   ------------
                                                                    ------------   ------------



See Notes to Condensed Financial Statements

                     NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                   April 30,1998



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

NOTE B - EARNINGS PER SHARE


                                                           Three Months Ended April 30
                                                               1998           1997
                                                               ----           ----
  Basic net income per share:
     Net income                                             $  913,985     $  719,533
     Weighted average shares outstanding                     4,088,582      3,726,832

  Net income per share                                            $.22           $.19


  Diluted net income per share:
     Net income                                             $  913,985     $  719,533

  Shares used in calculation:
     Weighted average shares outstanding                     4,088,582      3,726,832
     Common shares issuable under stock option plans            50,430        140,465
                                                            ----------     ----------
                                                             4,139,012      3,867,297
                                                             ---------      ---------
                                                             ---------      ---------

  Net income per share                                            $.22           $.19


NOTE C - ACQUISITIONS

On February 1, 1998, the Company completed the acquisition of the assets of Copywise, Inc. ("Copywise"), a floppy disk replicator located in Fremont, California. The acquisition will be accounted for by the purchase method of accounting. Goodwill associated with the purchase will be amortized over 15 years. The noncontingent purchase was approximately $1,670,000 of cash and the assumption of approximately $667,000 of liabilities. The purchase price may be increased by an additional $1,560,000 depending upon the attainment of certain financial objectives by the acquired business through January 31, 2000.

In July 1997, the Company acquired certain assets and assumed certain liabilities of Certified Media Corporation ("CMC"), a compact disc replicator located in Fremont, California. The initial purchase price was $5,500,000, including $2,800,000 of cash, 171,210 shares of Vaughn Communications, Inc. common stock valued at $1,200,000, and long-term debt to the sellers of $1,500,000. The purchase price may be increased to a maximum of $7,500,000 depending upon CMS's attainment of specific financial objectives through January 31, 1999. Goodwill recorded in this transaction is being amortized over 15 years using the straight-line method.

In July 1997, the Company also acquired certain assets of Dub South, a videotape duplicator located in Atlanta, Georgia. The noncontingent purchase price included $311,000 of cash and the assumption of approximately $439,000 of liabilities. The purchase price may be increased by an additional $1,200,000, depending on the profit performance for the next five years. There was no goodwill recorded on this transaction.

All the acquisitions have been accounted for by the purchase method of accounting, and the consolidated financial statements for the period ended April 30, 1998, reflect the purchase of the businesses and include any results from operations subsequent to the closing date of the respective transactions.

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions had been completed as of February 1, 1997.


                                               Three Months Ended
                                                 April 30, 1997
                                                 --------------
               Net Sales                          $ 21,019,000
               Net Income                              745,000
               Net Income per Share
                 Basic                                 $.19
                 Diluted                               $.18


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Net sales increased 30% in the first quarter from $18,266,000 in 1997 to $23,695,000 in 1998. The increase was due to additional sales resulting from acquisitions and growth from pre-existing operations. Gross margins as a percentage of sales were 33.5% in the first quarter of 1998, compared to 33.8% in the first quarter of the prior year. Operating expenses of $5,924,000 in the first three months of 1998 were approximately 25% greater than the same period last year. Interest expense also increased from approximately $307,000 in the first quarter of 1997 to $458,000 in 1998. The increase in interest was due to higher levels of borrowings associated with growth and acquisitions (see footnote). The increase in sales resulted in a 27% increase in net income, from $720,000 in the first quarter of 1997 to $914,000 in the first quarter of 1998. The contribution each division made to these results is discussed below.

COMMUNICATIONS DIVISION

On February 1, 1998, the Company acquired the assets of Copywise, Inc. ("Copywise"), a floppy disk replicator located in Fremont, California, for a non-contingent purchase price of approximately $1,670,000 and the assumption of approximately $667,000 of liabilities. The acquisition has been accounted for as a purchase and the operating results are included in the Company's results as of the date of acquisition. The operations of Copywise have been merged into the Company's preexisting facility in Fremont.

The Communications Division's net sales increased 41% in the first quarter of 1998 from $13,972,000 in 1997 to $19,729,000. The net sales generated from the Company's acquisitions, including Copywise and Certified Media (which was acquired on July 31, 1997) and a 16% increase in sales from preexisting facilities contributed to the sales growth.

Gross margins as a percentage of sales declined slightly from 34.9% in the first quarter of 1997 to 34.2% in 1998. The decrease was due to the lower margins being realized in the CD replication portion of the business. The gross margins from videotape duplication remain strong and have increased from last year's 35% to 37% in 1998.

Selling and administrative expenses have increased 35% from the previous year due primarily to the additional expenses associated with the previously discussed acquisitions, including goodwill amortization and noncompete payments.

The increase in net sales, and the maintaining of gross margins resulted in a 41% increase in pretax income, from $844,000 in the first quarter of 1997 to $1,190,000 in the first quarter of 1998.

PRODUCTS DIVISION

The Products Division's net sales decreased 8% in the first quarter of 1998, from $4,293,000 to $3,966,000. The decrease can be attributed in part to a shortfall in sales in the Alaska market due to a change in sales personnel in this market.

Gross margins have remained at 30% for the first three months, while operating expenses have decreased by 12% from the pervious year, from $862,000 in 1997 to $756,000 in 1998. The reduction in operating expenses reflects the Company's efforts at cost control and helped offset the decrease in sales. As a result of the cost control efforts, pretax income increased 2% from the prior year, from $390,000 in the first quarter of 1997 to $399,000 in the first quarter of 1998.

LIQUIDITY AND SOURCES OF CAPITAL

Cash provided by operations and financing provided by banks and third parties continue to be the Company's primary sources of funds to finance operating needs and capital expenditures. In the first quarter of 1998, cash flow from operations of $697,000, along with borrowings from third parties, was used to fund capital expenditures of approximately $1,772,000 and to fund the $1,580,000 purchase of Copywise.

Based on past performance and current expectations, the Company believes that working capital levels, coupled with its ability to borrow additional funds under its $17,000,000 credit facility with a bank (of which approximately $3,700,000 is available at April 30, 1998), are adequate to meet the operating requirements of the Company for the next nine months. The Company continues to explore strategic acquisitions and alternative funding proposals. As of May 31, 1998, no definitive agreements have been reached regarding any such acquisitions.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure requirements of Item 305 of Regulation S-K are not applicable to the Company.

                            PART II - OTHER INFORMATION

                            VAUGHN COMMUNICATIONS, INC.





Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following is a list and Exhibit Index of the Exhibits filed herewith.


          NO.                 DESCRIPTION         PAGE
          ---                 -----------         ----
          (27)        Financial data schedule      10



          (b)  Reports on Form 8-K

               During the quarter ended April 30, 1998, for which this Form 10-Qis filed, the Company did not file with the Securities and Exchange Commission any current reports on Form 8-K.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Vaughn Communications, Inc.
                                   ---------------------------------------------


Date   June 9, 1998                     /s/ E. David Willette
     -------------------           ---------------------------------------------
                                   E. David Willette, CEO
                                   (Principal Executive Officer)


Date   June 9, 1998                     /s/ M. Charles Reinhart
     -------------------           ---------------------------------------------
                                   M. Charles Reinhart, Chief Financial Officer
                                   (Principal Accounting Officer)