Form 10-Q
period 1998-07-31
VAUGHN COMMUNICATIONS INC
filed 1998-09-14
CIK 808095

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              JULY 31, 1998
                              --------------------------------------------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________________________ TO
______________________________


 COMMISSION FILE NUMBER   0-15424
                          -------

                           VAUGHN COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   MINNESOTA                              41-0626191
--------------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR     (I.R.S. EMPLOYEE
 ORGANIZATION)                                        IDENTIFICATION NO.)


  5050 WEST 78TH STREET, MINNEAPOLIS, MINNESOTA                 55435
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

COMMON STOCK, $.10 PAR VALUE 4,082,052 OUTSTANDING SHARES AS OF AUGUST 31, 1998.

                            VAUGHN COMMUNICATIONS, INC.

                                       INDEX




PART I - FINANCIAL INFORMATION

     ITEM 1.   Financial Statements (Unaudited)

               Condensed consolidated balance sheets - July 31, 1998 and January 31, 1998

               Condensed consolidated statements of income - Three months ended July 31, 1998 and 1997; Six months ended July 31, 1998 and 1997

               Condensed consolidated statements of cash flow - Six months ended July 31, 1998 and 1997

               Notes to condensed consolidated financial statements - July 31, 1998


     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk



PART II - OTHER INFORMATION

     ITEM 4.   Submission of Matters to a Vote of Security Holders

     ITEM 6.   Exhibits and Reports on Form 8-K

     Signatures

     Exhibits

                         PART 1-FINANCIAL INFORMATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                        July 31      January 31
                                                      -----------    -----------
ASSETS                                                   1998           1998
                                                         ----           ----
 Current Assets
    Trade accounts receivable less allowance of
     $1,408,000 at July 31, 1998 and $1,126,000
     at January 31, 1998                              $17,950,091    $13,822,621
    Inventories                                         8,985,636      8,887,898
    Other                                                 982,653      1,301,287
                                                      -----------    -----------
         Total Current Assets                          27,918,380     24,011,806



 Property, plant and equipment                         35,600,183     31,185,406
    Less accumulated depreciation                      22,020,460     19,899,664
                                                      -----------    -----------
                                                       13,579,723     11,285,742

 Intangible and Other Assets                           10,084,461      9,014,076
                                                      -----------    -----------
                                                      $51,582,564    $44,311,624
                                                      -----------    -----------
                                                      -----------    -----------


LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities

    Accounts payable                                  $ 6,685,881    $ 3,216,356
    Notes payable to banks                              7,244,435      5,760,436
    Salaries, wages and payroll taxes                     264,794        818,300
    Current portion of long-term debt and capital
     lease obligations                                  4,148,069      3,867,986
    Other                                               2,170,746      1,255,415
                                                      -----------    -----------
         Total Current Liabilities                     20,513,925     14,918,493

 Long-term debt (less current portion)                  5,571,279      6,517,724
 Capital lease obligations (less current portion)       3,513,780      2,502,540
 Deferred taxes                                            54,326         54,326


 Shareholders' Equity

    Common stock, par value $.10 per share:
     Authorized 20,000,000 shares; issued and
     outstanding July 31, 1998 - 4,082,052 shares;
     January 31, 1998 - 4,088,582 shares                  408,205        408,858
    Additional paid-in capital                          8,984,859      9,074,004
    Retained earnings                                  12,536,190     10,835,679
                                                      -----------    -----------
         Total Shareholders' Equity                    21,929,254     20,318,541

                                                      $51,582,564    $44,311,624
                                                      -----------    -----------
                                                      -----------    -----------

Note: The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                          VAUGHN COMMUNICATIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                          Three Months Ended             Six Months Ended
                                                               July 31                       July 31
                                                      --------------------------    --------------------------
                                                         1998           1997            1998          1997
                                                         ----           ----            ----          ----

NET SALES                                             $23,719,426    $19,180,773    $47,414,650    $37,446,312

COST AND EXPENSES:
 Costs of goods sold                                   16,161,903     12,924,529     31,918,461     25,008,565
 Selling and administrative                             5,737,687      4,874,785     11,661,489      9,535,833
 Interest                                                 500,901        337,155        959,047        644,653
 Other expense (income)                                   (22,580)       (46,381)       (54,847)       (67,957)
                                                      -----------    -----------    -----------    -----------
                                                       22,377,911     18,090,088     44,484,150     35,121,094

INCOME BEFORE INCOME TAXES                              1,341,515      1,090,685      2,930,500      2,325,218

Income taxes                                              555,000        465,000      1,230,000        980,000
                                                      -----------    -----------    -----------    -----------

NET INCOME                                            $   786,515    $   625,685    $ 1,700,500    $ 1,345,218
                                                      -----------    -----------    -----------    -----------


NET INCOME PER
COMMON SHARE
   Basic                                               $     0.19    $      0.16     $     0.42    $      0.36
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
   Diluted                                             $     0.19    $      0.16     $     0.41    $      0.35
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

   See notes to condensed consolidated financial statements

                          VAUGHN COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                               Six Months Ended July 31
                                                               ------------------------
                                                                  1998           1997
                                                                  ----           ----
OPERATING ACTIVITIES
 Net Income                                                   $ 1,700,500    $ 1,345,218
 Adjustments to reconcile net income to cash
  provided by operations
    Depreciation and Amortization                               2,510,630      1,822,725
    Receivables                                                (3,574,551)    (2,750,353)
    Inventories                                                    43,326        595,220
    Other Assets                                                  537,678      1,017,252
    Accounts Payable                                            3,210,095       (503,138)
    Other Liabilities                                                (642)      (499,528)
                                                               -----------    -----------
         Net cash provided by (used in) operating activities    4,427,036      1,027,396


INVESTING ACTIVITIES
 Additions to property, plant, and equipment                   (4,266,577)    (1,033,091)
 Purchase of business less cash acquired                       (1,580,528)    (5,811,009)
 Other                                                             80,990        229,603
                                                               -----------    -----------
         Net cash used in investing activities                 (5,766,115)    (6,614,497)


FINANCING ACTIVITIES
 Repayments of long-term debt and capital leases               (2,633,100)    (1,327,282)
 Borrowings under revolver                                      1,483,999      1,373,512
 Lease financing of equipment                                   2,577,978              -
 Increase in bank debt                                                  -      4,300,000
 Common stock issued in purchase of business                            -      1,200,000
 Other                                                            (89,798)        40,871
                                                               -----------    -----------
         Net cash provided by financing activities              1,339,079      5,587,101

         Change in cash                                                 -              -


 Cash and cash equivalents at beginning of year                         -              -
                                                               -----------    -----------

 Cash and Cash Equivalents at end of period                    $        -     $        -
                                                               -----------    -----------
                                                               -----------    -----------



   See notes to condensed consolidated financial statements

                          VAUGHN COMMUNICATIONS, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JULY 31, 1998


NOTE A - BASIS OF PRESENTATIONS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

NOTE B - EARNINGS PER SHARE

                                                      Three Months Ended July 31
                                                          1998           1997
                                                          ----           ----
 Basic net income per share:
  Net income                                           $  786,515     $  625,685
  Weighted average shares outstanding                   4,086,382      3,807,034

 Net income per share                                        $.19           $.16


 Diluted net income per share:
  Net income                                           $  786,515     $  625,685

 Shares used in calculation:
  Weighted average shares outstanding                   4,086,382      3,807,034
  Common shares issuable under stock option plans          97,564        132,194
                                                        ---------      ---------
                                                        4,086,382      3,807,034
                                                        ---------      ---------
                                                        ---------      ---------

Net income per share                                         $.19           $.16


                                                       Six Months Ended July 31
                                                          1998           1997
                                                          ----           ----
 Basic net income per share:
  Net income                                           $1,700,500     $1,345,218
  Weighted average shares outstanding                   4,087,464      3,746,565

 Net income per share                                        $.42           $.36


Diluted net income per share:
  Net income                                           $1,700,500     $1,345,218

 Shares used in calculation:
  Weighted average shares outstanding                   4,087,464      3,746,565
  Common shares issuable under stock option plans          77,110        142,612
                                                        ---------      ---------
                                                        4,164,574      3,889,177
                                                        ---------      ---------
                                                        ---------      ---------

Net income per share                                         $.41           $.35

NOTE C - ACQUISITIONS

On February 1, 1998, the Company completed the acquisition of the assets of Copywise, Inc. ("Copywise"), a floppy disk replicator located in Fremont, California. The acquisition will be accounted for by the purchase method of accounting. Goodwill associated with the purchase will be amortized over 15 years. The noncontingent purchase price was approximately $1,670,000 of cash and the assumption of approximately $667,000 of liabilities. The purchase price may be increased by an additional $1,560,000 depending upon the attainment of certain financial objectives by the acquired business through January 31, 2000.

In July, 1997, the Company acquired certain assets and assumed certain liabilities of Certified Media Corporation ("CMC"), a compact disc replicator located in Fremont, California. The initial purchase price was $5,500,000, including $2,800,000 of cash, 171,210 shares of Vaughn Communications, Inc. common stock valued at $1,200,000, and long-term debt to the sellers of $1,500,000. The purchase price may be increased to a maximum of $7,500,000 depending upon CMS's attainment of specific financial objectives through January 31, 1999. Goodwill recorded in this transaction is being amortized over 15 years using the straight-line method.

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

All the acquisitions have been accounted for by the purchase method of accounting, and the consolidated financial statements for the period ended July 31, 1998, reflect the purchase of the businesses and include any results from operations subsequent to the closing date of the respective transactions.

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions had been completed as of February 1, 1997.

                                          Three Months Ended   Six Months Ended
                                            July 31, 1997        July 31, 1997
                                            -------------        -------------
 Net Sales                                     $23,614,000        $44,632,000
 Net Income                                        362,000          1,107,000
 Net Income per Common Share
   Basic                                           $.09               $.27
   Diluted                                         $.09               $.27

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Net sales increased 24% in the second quarter of 1998 to $23,700,000, an increase of $4,500,000 from the second quarter of 1997. For the first six months of 1998 sales of $47,400,000 were $9,968,000, or 27% greater than the same period in 1997. Gross margins declined slightly to 31.9% in the second quarter of 1998 from 32.6% for the same quarter in 1997. Year-to-date gross margin declined from 33.2% in 1997 to 32.7% in 1998. Second quarter operating expenses as a percentage of sales declined from 25.4% in 1997 to 24.2% in 1998. For the six-month period operating expenses declined from 25.5% in 1997 to 24.6% in 1998. Interest expense increased by $163,000 in the second quarter of 1998 and by $315,000 for the first six months of 1998. The increase was due to additional borrowings associated with the acquisitions of Certified Media Corporation and Copywise, Inc. and increased working capital borrowings needed to support the sales growth. Net income of $787,000 in the second quarter of 1998 was a 26% increase over the previous year's second quarter. For the first six months net income also increased 26% from $1,345,000 in 1997 to $1,700,000 in 1998. The contribution each division made to these results is discussed below.

COMMUNICATIONS DIVISION

On February 1, 1998, the Company acquired the assets of Copywise, Inc. ("Copywise"), a floppy disk replicator located in Fremont, California, for a non-contingent purchase price of approximately $1,670,000 cash and the assumption of approximately $667,000 of liabilities. The acquisition has been accounted for as a purchase, and the operating results are included in the Company's results as of the date of acquisition. The operations of Copywise have been merged into the Company's preexisting facility in Fremont.

The Communications Division's net sales increased 42% in the second quarter of 1998 to $19,640,000. This was an increase of $5,782,000 from the prior year's second quarter. For the first six months sales increased 41% from $27,830,000 in 1997 to $39,369,000 in 1998. The increase is attributable to a 14% increase in sales from already existing facilities, and the inclusion of sales from the Company's acquisitions of Copywise and Certified Media (which was acquired on July 31,1997).

Gross margins have decreased slightly from the previous year. For the second quarter, gross margins were 32.2% compared to 33.9% the previous year, while year-to-date gross margins have declined from 34.4% to 31.2%. The decrease is due to the lower margins being realized on the sale of CD replication.

Operating expenses as a percentage of sales for the first six months have declined from the prior year's 28% to 26% in the current year. The decrease is a result of the increase in sales which increased the leveraging of fixed costs and continued efforts to control expenses.

Pretax income in the second quarter of $711,000 was 23% ahead of last year's second quarter. For the first six months of 1998 pretax income of $2,151,000 is 54% ahead of last year.

PRODUCTS DIVISION

The Products Division's net sales decreased 23% in the second quarter of 1998 to $4,079,000. For the first six months, sales have declined 16% from $9,616,000 in 1997 to $8,045,000 in 1998. The decrease can be attributed in part to "softness" in the markets served by the Company, and, to a lesser degree, a transition in sales personnel. The business is highly seasonal, with approximately 80% of the sales occurring in the first six months, and it is unlikely the Company will be able to make up the shortfall in the second half of the year. Gross margins have improved slightly in the first six months, from 29.8% in 1997 to 30.3% in 1998. For the second quarter gross margins were 30.5% in 1998 compared to 29.2% in 1997. Recognizing the declining sales, the Company instituted cost containment measures which resulted in a $274,000 (15%) reduction in operating expenses for the first six months of 1998 compared to the first six months of 1997. The decrease in operating expenses partially offset the decline in sales and resulted in a 16% decrease in pretax income for the first six months, from $929,000 in 1997 to $779,000 in 1998. In the second quarter, pretax income was $381,000 compared to $539,000 in 1997.

LIQUIDITY AND SOURCES OF CAPITAL

Cash provided by operations and financing provided by banks and third parties continue to be the Company's primary sources of funds to finance operating needs and capital expenditures. In the first six months of 1998, cash flow from operations of $4,427,000, along with borrowings from third parties, was used to fund capital expenditures of approximately $4,267,000 and to fund the $1,580,000 purchase price of Copywise.

Based on past performance and current expectations, the Company believes that working capital levels, coupled with its ability to borrow additional funds under its $17,000,000 credit facility with a bank (of which approximately $3,700,000 is available at July 31, 1998), are adequate to meet the operating requirements of the Company for the next six months. The Company continues to explore strategic acquisitions and divestitures as well as alternative funding proposals. As of August 31, 1998, no definitive agreements have been reached regarding any such transactions.

OTHER

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has substantially completed its assessment of the year 2000 problem, and currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure requirements of Item 305 of Regulation S-K are not applicable to the Company.

                          PART II - OTHER INFORMATION

                          VAUGHN COMMUNICATIONS, INC.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Vaughn Communications, Inc. (the "Company") was held June 23, 1998. The Company's Board of Directors solicited proxies for the Meeting pursuant to its Proxy Statement dated May 26, 1998 (the "Proxy Statement") and in accordance with Regulation 14A under the Securities Exchange Act.

The following proposals, described in the Proxy Statement, were presented to the Shareholders and approved as follows:

1) Board nominees Jeffrey Johnson and Harold Wahlquist were reelected by plurality vote (as set forth below) to serve as members of the Company's Board of Directors for three-year terms expiring at the 2001 Annual Meeting of Shareholders, and until their successors are elected and have qualified. There was no solicitation in opposition.

                          Votes           Votes           Votes        Broker
                           For           Withheld        Against      Non-Votes
                           ---           --------        -------      ---------
   Jeffrey Johnson      3,355,004           -              -           244,740
   Harold Wahlquist     3,316,087         38,200         16,349        245,462

   The remaining members of the Board of Directors were not elected at the 1998 Annual Meeting. Messrs. Roger Heegaard, William Smith and Donald Drapeau continue to serve terms expiring at the 1999 Annual Meeting of Shareholders, and until their successors are elected and have qualified. Messrs. Rodney Burwell, Michael Sill and E. David Willette continue to serve terms expiring at the 2000 Annual Meeting of Shareholders, and until their successors are elected and have qualified.

2) By the affirmative vote of 1,869,764 in favor and the negative vote of 825,632 with 12,862 abstentions and 891,491 broker non-votes, the Shareholders approved adoption by the Company of its 1998 Stock Option Plan. The Plan provides for the grant to select management and other employees of the Company of stock options to purchase up to 300,000 shares of authorized but unissued Common Stock pursuant to incentive stock options under Section 422 of the Internal Revenue Code and/or nonstatutory stock options not qualifying thereunder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

          The following is a list and Exhibit Index of the Exhibits filed herewith.

   NO.     DESCRIPTION
   ---     -----------
   (10)    1998 Stock Option Plan together with form of
           nonstatutory stock option agreement and form
           of incentive stock option agreement.


   (22)    Proxy Statement dated May 26, 1998 for the
           Company's Annual Meeting of Shareholders held June 23, 1998, incorporated by reference to filing thereof on May 26, 1998.

   (27)    Financial data schedule


   (b)    Reports on Form 8-K

          During the quarter ended July 31, 1998 for which this Form 10-Q is filed, the Company did not file with the Securities and Exchange Commission any current reports on Form 8-K.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto authorized.


                                   VAUGHN COMMUNICATIONS, INC.


Date:    September 10, 1998             \s\ E. David Willette
      ------------------------      ----------------------------------
                                          E. David Willette
                                        Chief Executive Officer


Date:    September 10, 1998             \s\ M. Charles Reinhart
      ------------------------      ----------------------------------
                                          M. Charles Reinhart
                                        Chief Financial Officer