Form 10-Q
period 1998-10-31
VAUGHN COMMUNICATIONS INC
filed 1998-12-10
CIK 808095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                         OCTOBER 31, 1998
                                    -------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________________________
TO ______________________________

COMMISSION FILE NUMBER   0-15424
                      -------------

                           VAUGHN COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               MINNESOTA                            41-0626191
-------------------------------------    --------------------------------------
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYEE IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


5050 WEST 78TH STREET, MINNEAPOLIS, MINNESOTA                  55435
-------------------------------------------------    --------------------------
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


/ / COMMON STOCK, $.10  PAR VALUE 4,082,226 OUTSTANDING SHARES AS OF
    NOVEMBER 30, 1998.

                           VAUGHN COMMUNICATIONS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION


     ITEM 1. Financial Statements (Unaudited)

               Condensed consolidated balance sheets - October 31, 1998 and January 31, 1998

               Condensed consolidated statements of income - Three months ended October 31, 1998 and 1997; Nine months ended October 31, 1998 and 1997

               Condensed consolidated statements of cash flow - Nine months ended October 31, 1998 and 1997

               Notes to condensed consolidated financial statements - October 31, 1998


     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.


PART II - OTHER INFORMATION


     ITEM 6. Exhibits and Reports on Form 8-K


     Signatures

     Exhibits

                          PART 1-FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       October 31     January 31
                                                                       ----------     ----------
ASSETS                                                                    1998           1998
                                                                          ----           ----
  Current Assets

    Trade accounts receivable less allowance of
      $1,449,000 at October 31, 1998 and $1,126,000
      at January 31, 1998                                              $15,809,929    $13,822,621
    Inventories                                                          5,488,901      8,887,898
    Net realizable value of business discontinued                        1,253,179
    Other                                                                1,117,589      1,301,287
                                                                       -----------    -----------
               Total Current Assets                                     23,669,598     24,011,806


  Property, plant and equipment                                         35,013,923     31,185,406
    Less accumulated depreciation                                       22,329,893     19,899,664
                                                                       -----------    -----------
                                                                        12,684,030     11,285,742

  Intangible and Other Assets                                            9,521,559      9,014,076
                                                                       -----------    -----------
                                                                       $45,875,187    $44,311,624
                                                                       -----------    -----------
                                                                       -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities

    Accounts payable                                                   $ 5,939,977    $ 3,216,356
    Notes payable to bank                                                6,372,011      5,760,436
    Salaries, wages and payroll taxes                                       15,480        818,300
    Current portion of long-term debt and capital lease obligations      3,839,074      3,867,986
    Other                                                                1,517,214      1,255,415
                                                                       -----------    -----------
               Total Current Liabilities                                17,683,756     14,918,493

  Long-term debt (less current portion)                                  5,053,688      6,517,724
  Capital lease obligations (less current portion)                       3,114,427      2,502,540
  Deferred taxes                                                            54,326         54,326

  Shareholders' Equity

    Common stock, par value $.10 per share:
      Authorized 20,000,000 shares; issued and outstanding
      October 31, 1998 - 4,082,226 shares; January 31, 1998 -
      4,088,582 shares                                                     408,222        408,858
    Additional paid-in capital                                           8,985,912      9,074,004
    Retained earnings                                                   10,574,856     10,835,679
                                                                       -----------    -----------
               Total Shareholders' Equity                               19,968,990     20,318,541

                                                                       $45,875,187    $44,311,624
                                                                       -----------    -----------
                                                                       -----------    -----------

Note: The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                           VAUGHN COMMUNICATIONS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                            Three Months Ended                Nine Months Ended
                                                October 31                       October  31
                                     -----------------------------     ------------------------------
                                          1998             1997             1998             1997
                                          ----             ----             ----             ----
NET SALES                            $ 20,864,752     $ 17,762,785     $ 60,234,011     $ 45,593,091

COST AND EXPENSES:
       Costs of goods sold             14,003,723       11,776,726       40,318,867       30,031,764
       Selling and administrative       5,068,423        4,273,883       15,170,213       11,975,542
       Interest                           413,008          356,803        1,268,357          871,359
       Other expense (income)             (15,622)         (25,377)         (69,878)         (62,955)
                                     ------------     ------------     ------------     ------------
                                       19,469,532       16,382,035       56,687,559       42,815,710

INCOME BEFORE INCOME TAXES              1,395,220        1,380,750        3,546,452        2,777,381

Income taxes                              585,000          578,000        1,488,000        1,168,000
                                     ------------     ------------     ------------     ------------

Income from continuing operations         810,220          802,750        2,058,452        1,609,381

Income (loss) from discontinued
  operations net of taxes                (380,391)        (403,969)          71,877          134,618

Loss on sale of Products Division      (2,391,162)               0       (2,391,162)               0
                                     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                    ($ 1,961,333)    $    398,781     ($   260,833)    $  1,743,999
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------



NET INCOME PER SHARE
       Basic
          Continuing operations      $       0.20     $       0.20     $       0.50     $       0.42
          Discontinued operations           (0.67)           (0.10)           (0.57)            0.03
                                     ------------     ------------     ------------     ------------
                                     ($      0.47)    $       0.10     ($      0.07)    $       0.45
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------

       Diluted
          Continuing operations      $       0.20     $       0.20     $       0.50     $       0.40
          Discontinued operations           (0.67)           (0.10)           (0.56)            0.03
                                     ------------     ------------     ------------     ------------
                                     ($      0.47)    $       0.10     ($      0.06)    $       0.43
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------


       See notes to condensed consolidated financial statements

                           VAUGHN COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                            Nine Months Ended October 31
                                                                            ----------------------------
                                                                                 1998            1997
                                                                             -----------     -----------
OPERATING ACTIVITIES
       Net Income                                                            ($  260,833)    $ 1,743,999
       Adjustments to reconcile net income to cash provided by operations
          Add loss on discontinued business                                    2,391,162
          Depreciation and Amortization                                        3,776,559       2,874,746
          Receivables                                                         (2,332,926)     (2,699,890)
          Inventories                                                           (194,039)        145,230
          Other Assets                                                          (497,564)      1,023,500
          Accounts Payable                                                     2,464,191       1,545,576
          Other Liabilities                                                    1,780,197         268,155
                                                                             -----------     -----------
                  Net cash provided by (used in) operating activities          7,126,747       4,901,316


INVESTING ACTIVITIES
       Additions to property, plant, and equipment                            (4,870,171)     (3,393,075)
       Purchase of business less cash acquired                                (1,580,528)     (5,811,009)
       Other                                                                      82,185         234,118
                                                                             -----------     -----------
                  Net cash used in investing activities                       (6,368,514)     (8,969,966)


FINANCING ACTIVITIES
       Repayments of long-term debt and capital leases                        (4,209,039)     (2,829,506)
       Borrowings under revolver                                                 611,575        (598,202)
       Lease financing of equipment                                            2,577,978       1,888,655
       Increase in long term debt                                                350,000       4,300,000
       Common stock issued in purchase of business                                             1,200,000
       Other                                                                     (88,747)        107,703
                                                                             -----------     -----------
                  Net cash provided by financing activities                     (758,233)      4,068,650

Change in cash                                                                      --              --

Cash and cash equivalents at beginning of year                                      --              --
                                                                             -----------     -----------

Cash and Cash Equivalents at end of period                                   $      --       $      --
                                                                             -----------     -----------
                                                                             -----------     -----------


       See notes to condensed consolidated financial statements

                           VAUGHN COMMUNICATIONS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                October 31, 1998



NOTE A - BASIS OF PRESENTATIONS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.


NOTE B - EARNINGS PER SHARE

                                                            Three Months Ended October 31
                                                            -----------------------------
                                                               1998             1997
                                                               ----             ----
Basic net income (loss) per share:
   Net income from continuing operations                       $810,220        $802,750
   Net income (loss) from discontinued operations           ($2,741,553)      ($403,969)

   Weighted average shares outstanding                        4,082,110       4,045,378

Net income per share from continuing operations                   $0.20           $0.20
Net income (loss) per share from discontinued operations         ($0.67)         ($0.10)


Diluted net income (loss) per share:
   Net income from continuing operations                       $810,220        $802,750
   Net income (loss) from discontinued operations           ($2,741,553)      ($403,969)

Shares used in calculation:
   Weighted average shares outstanding                        4,082,110       4,045,378
   Common shares issuable under stock option plans               62,205         123,010
                                                            -----------     -----------
                                                              4,082,110       4,045,378
                                                            -----------     -----------
                                                            -----------     -----------

Net income per share from continuing operations                   $0.20           $0.20
Net income (loss) per share from discontinued operations         ($0.67)         ($0.10)




                                                           Nine Months Ended October 31
                                                           ----------------------------

                                                               1998             1997
                                                               ----             ----
Basic net income (loss) per share:
   Net income from continuing operations                     $2,058,452      $1,609,381
   Net income (loss) from discontinued operations           ($2,319,285)       $134,618

   Weighted average shares outstanding                        4,085,660       3,852,068

Net income per share from continuing operations                   $0.50           $0.42
Net income (loss) per share from discontinued operations         ($0.57)          $0.03

Diluted net income per share:
   Net income from continuing operations                     $2,058,452      $1,609,381
   Net income (loss) from discontinued operations           ($2,319,285)       $134,618

Shares used in calculation:
   Weighted average shares outstanding                        4,085,660       3,852,068
   Common shares issuable under stock option plans               71,208         139,000
                                                            -----------     -----------
                                                              4,156,868       3,991,068
                                                            -----------     -----------
                                                            -----------     -----------

Net income per share from continuing operations                   $0.50           $0.40
Net income (loss) per share from discontinued operations         ($0.56)          $0.03


NOTE C - ACQUISITIONS

On February 1, 1998, the Company completed the acquisition of the assets of Copywise, Inc.("Copywise"), a floppy disk replicator located in Fremont, California. The acquisition will be accounted for by the purchase method of accounting. Goodwill associated with the purchase will be amortized over 15 years. The noncontingent purchase price was approximately $1,670,000 of cash and the assumption of approximately $667,000 of liabilities. The purchase price may be increased by an additional $1,560,000 depending upon the attainment of certain financial objectives by the acquired business through January 31, 2000.

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

In July, 1997, the Company also acquired certain assets of Dub South, a videotape duplicator located in Atlanta, Georgia. The noncontingent purchase price included $311,000 of cash and the assumption of approximately $439,000 of liabilities. The purchase price may be increased by an additional $1,200,000, depending on the profit performance for the next five years.
There was no goodwill recorded on this transaction.

All the acquisitions have been accounted for by the purchase method of accounting, and the consolidated financial statements for the period ended July 31, 1998, reflect the purchase of the businesses and include any results from operations subsequent to the closing date of the respective transactions.

The following unaudited pro forma information presents the consolidated results of continuing operations of the Company as if the acquisitions had been completed as of February 1, 1997.

                                     Three Months Ended    Nine Months Ended
                                     ------------------    -----------------
                                      October 31, 1997      October 31, 1997
                                      ----------------      ----------------
Net Sales                                $19,848,000           $54,864,000
Net Income                                   997,000             1,567,000
Net Income per Common Share
   Basic                                        $.24                  $.38
   Diluted                                      $.24                  $.38


NOTE D - DISCONTINUED EARNINGS

During the third quarter of 1998, the Company developed a plan to dispose of the assets and operations of the Products Division, the operating unit of the Company involved in the manufacture and sale of gift and souvenir products. The financial statements have been restated to reflect the Products Division's results of operations as discontinued operations, and the assets of the division were restated to reflect their estimated realizable value, which resulted in a pretax loss of approximately $4,123,000. The estimated realizable value was based upon an offer the Company received to purchase the business. On November 16, 1998, the Company reached an agreement with a buyer for the sale of the assets and operations of the Products Division. The selling price of $1,432,775 included $300,000 of cash, a short-term note of $932,775, and the assumption of $200,000 of liabilities by the buyer.

Summarized results of operations and financial position data of discontinued operations were as follows (in thousands):

                                                        Nine Months Ended October 31
                                                        ----------------------------
                                                            1998            1997
                                                            ----            ----
Net Sales                                                  9,160          10,708
Net Income from discontinued operations                       72             134

                                                       Three Months Ended October 31
                                                        ----------------------------
                                                          1998            1997
                                                          ----            ----
Net Sales                                                1,115            1,092
Net Loss from discontinued operations                     (380)            (403)

                                                              January 31, 1998
                                                              ----------------
Working Capital                                                    $4,541
Total Assets                                                        6,195
Long-Term Debt                                                        498
Total Liabilities                                                   1,179

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

During the third quarter of 1998, the Company announced its intention to sell the Products Division. Subsequent to quarter end, the Company reached an agreement for the sale of the assets and operations of the division, and, accordingly, the financial statements have been restated to reflect the results of the division as discontinued operations. (See Discontinued Operations below.)

Net sales from continuing operations for the first nine months of 1998 increased 32% to approximately $60,234,000 from approximately $45,593,000 in the first nine months of 1997. The increase was due in part to a 12% increase in sales from pre-existing operations, and from additional revenue from the acquisitions of Certified Media on July 31, 1997, and Copywise, Inc. on February 1, 1998. Copywise, Inc., a floppy disk replicator located in Fremont, California, was purchased for a noncontingent purchase price of approximately $1,670,000 cash and the assumption of approximately $667,000 of liabilities. The acquisition has been accounted for as a purchase, and the operating results are included in the Company's results as of the date of acquisition. For the quarter ended October 31, 1998, sales increased 17%, from approximately $17,763,000 in the quarter ended October 31, 1997 to $20,865,000 in 1998.

Gross margins have decreased slightly from the previous year. For the quarter ended October 31, 1998, gross margins were 32.9% compared to 33.7% the previous year, while year-to-date gross margins have declined from 34.1% to 33.1%. The decrease is due to lower margins being realized on the sale of CD replication.

Operating expenses as a percentage of sales for the first nine months of 1998 have declined to 25.3% from 26.5% for the first nine months of 1997. The decrease is a result of the sales growth which increased the leveraging of fixed costs and continued efforts to control expenses. Interest expense for the first nine months of 1998 has increased 45% from the previous year, from $871,000 in the first nine months of 1997 to $1,268,000 in the first nine months of 1998. The increase was due primarily to additional borrowings associated with the acquisition, and increased working capital borrowing required to support the sales growth.

Pretax income in the third quarter of 1998 of approximately $1,395,000 was .1% greater than the third quarter of the previous year. For the first nine months of 1998, pretax income was approximately $3,546,000, a 28% increase over the comparable period in the prior year. The effective tax rate has remained at approximately 42% for the first nine months of 1998 and 1997, and net income from continuing operations increased 28% in the first nine months of 1998, from $1,609,000 in the first nine months of 1997 to $2,058,000 in the first nine months of 1998. For the third quarter, net income from continuing operations increased slightly in the third quarter of 1998 to $810,000 compared to $803,000 in the third quarter of 1997.

DISCONTINUED OPERATIONS

The discontinued operations are the result of the Company's sale of the assets and operations of the Products Division. The Products Division's operations consisted of the manufacture and sale of gift and souvenir products. This Division was sold because it no longer met the Company's long-term strategic focus. The sale was completed November 16, 1998. The assets sold included approximately $758,000 of accounts receivable, $3,880,000 of inventory, $380,000 of fixed assets, and $406,000 of other assets. The net selling price was approximately $1,232,000, and resulted in a pretax loss of approximately $4,123,000. The tax benefit from this loss is expected to be fully utilized by operating profits the Company has generated.

The Products Division had revenues of $9,160,000 in the first nine months of 1998 compared to $10,708,000 in the comparable period of 1997, and pretax income of $72,000 and $134,000 in the first nine months of 1998 and 1997, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

Cash provided by operations and financing provided by banks and third parties continue to be the Company's primary sources of funds to finance operating needs and capital expenditures. In the first nine months of 1998, cash flow from operations of $7,126,000, along with borrowings from third parties, was used to fund capital expenditures of approximately $4,870,000 and to fund the $1,580,000 purchase price of Copywise.

Based on past performance and current expectations, the Company believes that working capital levels, coupled with its ability to borrow additional funds under its $17,000,000 credit facility with a bank (of which approximately $3,138,000 is available at October 31,1998), are adequate to meet the operating requirements of the Company for the next six months. The Company continues to explore strategic acquisitions and divestitures as well as alternative funding proposals. As of November 31, 1998, no definitive agreements have been reached regarding any such transactions.

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

                           PART II - OTHER INFORMATION

                           VAUGHN COMMUNICATION, INC.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

               The following is a list and Exhibit Index of the Exhibits filed herewith.


       NO.                DESCRIPTION
       ---                -----------

       (27)               Financial data schedule.


       (b)                Reports on Form 8-K

                          During the quarter ended October 31, 1998 for which this Form 10-Q is filed, the Company did not file with the Securities and Exchange Commission any current reports on Form 8-K.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto authorized.



                                              VAUGHN COMMUNICATIONS, INC.



Date           December 9, 1998
     ----------------------------------       ---------------------------------
                                                      E. David Willette
                                                   Chief Executive Officer



Date           December 9, 1998
     ----------------------------------       ---------------------------------
                                                     M. Charles Reinhart
                                                   Chief Financial Officer